Form 10QSB
period 1999-09-30
DCH TECHNOLOGY INC
filed 1999-11-15
CIK 1061786

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number: 000-26957

                             DCH TECHNOLOGY, INC.
       (Exact name of small business issuer as specified in its charter)

             Colorado                                    84-1349374
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

                            27811 Avenue Hopkins #6
                              Valencia, CA  91355
                   (Address of Principal Executive Offices)

                   Issuer's telephone number: (661) 775-8120

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   As of October 31, 1999, the issuer had 16,747,890 shares of common stock, $.001 par value per share, outstanding.

                             DCH TECHNOLOGY, INC.

                                   CONTENTS

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

 Item 1.    Financial Statements                                            3

            Consolidated Balance Sheets                                     3

            Consolidated Statements of Operations                           4

            Consolidated Statements of Cash Flows                           5

            Notes to Consolidated Financial Statements                      6

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7

 Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                                    12

PART II - OTHER INFORMATION

 Item 1.    Legal Proceedings                                              12

 Item 2.    Changes in Securities and Use of Proceeds                      12

 Item 3.    Defaults Upon Senior Securities                                13

 Item 4.    Submission of Matters to a Vote of Security Holders            13

 Item 5.    Other Information                                              13

 Item 6.    Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                 14

EXHIBIT INDEX                                                              15

     PART I. FINANCIAL INFORMATION

                      DCH Technology, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                                                      SEPTEMBER 30,     DECEMBER 31,
                                                          1999             1998
                                                      -------------     ------------
CURRENT ASSETS                                         (UNAUDITED)
  Cash                                                $      39,602     $      1,802
  Accounts receivable                                       143,243           58,829
  Inventory                                                  38,890          143,715
  Prepaid expenses                                           45,482              -
  Other receivable                                          127,803              -
  Advance to customer                                         1,200          100,000
                                                      -------------     ------------
    TOTAL CURRENT ASSETS                                    396,220          304,346

 PROPERTY AND EQUIPMENT - NET                               124,330          108,659

OTHER ASSETS
  Licensed patents, net of amortization                      62,420           29,025
  Investments with no readily determinable fair value       215,000              -
  Investment in partnerships                                 99,000           99,000
                                                      -------------     ------------
    TOTAL OTHER ASSETS                                      376,420          128,025
                                                      -------------     ------------
                                                      $     896,970     $    541,030
                                                      =============     ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Bank overdraft                                                -       $      3,212
  Accounts payable                                    $     231,582          174,418
  Accrued expenses                                          338,600           40,799
  Deferred revenue                                              -             28,800
                                                      -------------     ------------
    TOTAL CURRENT LIABILITIES                               570,182          247,229

LONG TERM LIABILITIES
  Loans from stockholders                                   112,219          180,359
                                                      -------------     ------------
    TOTAL LIABILITIES                                       682,401          427,588

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.10 par value 5,000,000 shares
   authorized, - 0 - shares issued and outstanding              -                -

  Common stock, $0.01 par value, 50,000,000 shares
   authorized, 15,877,890 and 12,273,059 shares
   issued and outstanding, respectively                     158,779          122,731

  Additional paid-in-capital                              7,153,670        5,021,642
  Common stock subscribed, 0 and 160,000 shares,
   respectively                                                 -            100,000
                                                      -------------     ------------
                                                          7,312,449        5,244,373

  Less common stock subscriptions receivable                    -           (100,000)
                                                      -------------     ------------
                                                          7,312,449        5,144,373

  Accumulated deficit                                    (7,097,880)      (5,030,931)
                                                      -------------     ------------
    TOTAL STOCKHOLDERS' EQUITY                              214,569          113,442
                                                      -------------     ------------
                                                      $     896,970     $    541,030
                                                      =============     ============

                 See Notes to Consolidated Financial Statements

                      DCH Technology, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 FOR THE THREE                          FOR THE NINE
                                                  MONTHS ENDED                           MONTHS ENDED
                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                           1999               1998                1999               1998
                                      -------------        -----------       -------------        -----------
                                       (UNAUDITED)         (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
Sales                                 $     218,811        $    14,377       $     435,584        $    38,377
Cost of products sold                        48,535              1,196             191,413              6,916
                                      -------------        -----------       -------------        -----------
Gross profit                                170,276             13,181             244,171             31,461

Operating expenses:
  Selling, general and administrative
   expenses                                 570,911            631,289           1,604,695          1,912,737
  Depreciation and amortization              14,377             10,281              38,391             17,809
  Research and development                  348,583            386,693             668,082            996,987
                                      -------------        -----------       -------------        -----------
                                            933,871          1,028,263           2,311,168          2,927,533
                                      -------------        -----------       -------------        -----------
    Net loss from operations               (763,595)        (1,015,082)         (2,066,997)        (2,896,072)

Other income                                      2              2,115                  47              4,022
                                      -------------        -----------       -------------        -----------
Net loss                              $    (763,593)       $(1,012,967)      $  (2,066,950)       $(2,892,050)
                                      =============        ===========       =============        ===========
Weighted average common
 shares outstanding                      14,760,872         10,325,519          13,703,628          9,155,819
                                      =============        ===========       =============        ===========

Net loss per common share
  Basic                               $       (0.05)       $     (0.10)      $       (0.15)       $     (0.32)
                                      =============        ===========       =============        ===========

                 See Notes to Consolidated Financial Statements

                      DCH Technology, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE NINE
                                                               MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            1999          1998
                                                        ------------  ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES               (UNAUDITED)   (UNAUDITED)
  Net loss                                              $ (2,066,950) $ (2,892,050)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
    Depreciation and amortization                             38,391        17,809
    Issuance of stock, warrants and options for
     services                                                590,071       693,844
    Investment received in lieu of cash for services        (150,000)          -
  Change in:
    Accounts receivable                                      (84,414)          580
    Inventory                                                104,824       (40,407)
    Prepaid expenses                                         (45,482)        1,500
    Other receivable                                        (127,804)          -
    Bank overdraft                                            (3,212)          -
    Accounts payable                                          57,164        82,341
    Accrued expenses                                         302,801     1,295,911
    Deferred revenue                                             -         100,152
                                                        ------------  ------------
    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (1,384,611)     (740,320)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES
  Loans to shareholders, net                                 (68,140)      (40,914)
  Purchase of licenses                                       (42,000)      (30,000)
  Purchase of equipment                                      (45,456)     (101,865)
                                                        ------------  ------------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        (155,596)     (172,779)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock and warrants      1,459,257     1,062,159
  Loans from shareholders, net                                   -           4,098
  Proceeds from exercise of warrants                          18,750           -
  Proceeds from common stock subscriptions receivable        100,000           -
                                                        ------------  ------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       1,578,007     1,066,257
                                                        ------------  ------------

NET INCREASE (DECREASE) IN CASH                               37,800       153,158

CASH, BEGINNING OF PERIOD                                      1,802         1,140
                                                        ------------  ------------
CASH, END OF PERIOD                                     $     39,602  $    154,298
                                                        ============  ============

Supplemental disclosure of cash flow information is
 as follows:
  Cash paid for
    Interest                                                                   -
    Income taxes                                                      $      1,600

Non-cash transactions
  During the nine months ended September 30, 1998, $99,000 of common stock was issued in connection with Company's acquisition of interests in Infrasoll, LLC and Renewable Energies, LLC.

  During the nine months ended September 30, 1999, $65,000 of Hydrogen Burner
   Technology common stock was received in satisfaction of related advance to customer, accounts payable and deferred revenue.

                 See Notes to Consolidated Financial Statements

                      DCH TECHNOLOGY, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Principles
    --------------------------------------------

Unaudited Interim Financial Information
---------------------------------------

    The interim consolidated financial statements as of September 30, 1999 have been prepared by DCH Technology, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date. Operating results for the quarter and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Registration Statement on Form 10-SB (File No. 0-26957). Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates in Preparation of Consolidated Financial Statements
--------------------------------------------------------------------

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Accordingly, actual results may differ from those estimates.

Loss Per Share
--------------

Loss per share of common stock is computed using the weighted average number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

2.  Investments
    -----------

The Company acquired shares of two privately held companies without readily determinable market values in exchange for services rendered. The Company accounts for these transactions as prescribed by Accounting Principles Board
(APB) 18 under the "cost method".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

General
-------

     DCH seeks out patented technologies, secures those patented technologies through licensing agreements with the patent holders and converts the technologies into viable products which DCH then produces and sells. DCH focuses on technologies related to the use of hydrogen, primarily hydrogen gas sensors and fuel cells. DCH currently obtains its funding from private placements of equity securities and product sales. DCH commenced initial production of its first product line, the Robust Hydrogen Sensor product line, in November 1998. As production activity increases, the production facilities are more fully utilized and DCH fully implements its marketing strategies, management expects revenues from sales of product to increase in proportion to funding from continued equity placements.

Results of Operations
---------------------

Three Months Ended September 30, 1999 Compared With Three Months Ended
----------------------------------------------------------------------
September 30, 1998
------------------

     For the three months ended September 30, 1999, DCH had sales of $218,811 compared to sales of $14,377 for the three months ended September 30, 1998. The increased sales in 1999 were due primarily to DCH's introduction of its Robust Hydrogen Sensor product line in November 1998. In accordance with the growth in sales, the cost of products sold increased to $48,535 for the three months ended September 30, 1999 compared to $1,196 for the comparable period in 1998. Gross profit was $170,276 for the three months ended September 30, 1999 compared to $13,181 for the three months ended September 30, 1998, also reflecting the increased sales.

     Selling, general and administrative expenses were $570,911 for the three months ended September 30, 1999, compared to $631,289 for the comparable period in 1998. Substantially all of the selling, general and administrative expenses in the third quarter of 1999 were derived from the commercialization and introduction of the Robust Hydrogen Sensor product line, while a substantial portion of the 1998 expenses reflected stock-based awards issued by DCH to employees and non-employees in consideration of services or goods provided.

     Depreciation and amortization increased slightly to $14,377 for the three months ended September 30, 1999, compared to $10,281 for the three months ended September 30, 1998, due to purchases by DCH of equipment for its operations.

     DCH expended $348,583 on research and development during the three months ended September 30, 1999 compared to expenditures of $386,693 for the three months ended September 30, 1998. The slight decrease was due to the movement of the Robust Hydrogen Sensor product line from the research and development phase to initial production, while research and development efforts continued on other DCH products.

     As a result of the foregoing factors, DCH's net loss decreased to $763,593 for the three months ended September 30, 1999, from a net loss of $1,012,967 for the three months ended September 30, 1998. Due in part to an increase in the number of shares outstanding during the period, the net loss per share decreased to $.05 for the three months ended September 30, 1999 from $.10 for the comparable period in 1998.

Nine Months Ended September 30, 1999 Compared With Nine Months Ended
--------------------------------------------------------------------
September 30, 1998
------------------

     For the nine months ended September 30, 1999, DCH had sales of $435,584 compared to sales of $38,377 for the nine months ended September 30, 1998. The increased sales in 1999 were due primarily to DCH's introduction of its Robust Hydrogen Sensor product line in November 1998. In accordance with the growth in sales, the cost of products sold increased to $191,413 for the nine months ended September 30, 1999 compared to $6,916 for the comparable period in 1998. Gross profit was $244,171 for the nine months ended September 30, 1999 compared to $31,461 for the nine months ended September 30, 1998, also reflecting the increased sales.

     Selling, general and administrative expenses were $1,604,695 for the nine months ended September 30, 1999, compared to $1,912,737 for the comparable period in 1998. Substantially all of the selling, general and administrative expenses in the first three quarters of 1999 were derived from the commercialization and introduction of the Robust Hydrogen Sensor product line, while the 1998 expenses reflected stock-based awards issued by DCH to employees and non-employees in consideration of services or goods provided.

     Depreciation and amortization increased to $38,391 for the nine months ended September 30, 1999, compared to $17,809 for the nine months ended September 30, 1998, due to purchases by DCH of equipment for its operations.

     DCH expended $668,082 on research and development during the nine months ended September 30, 1999 compared to expenditures of $996,987 for the three months ended September 30, 1998. The decrease was due to the movement of the Robust Hydrogen Sensor product line from the research and development phase to initial production, while research and development efforts continued on other DCH products.

     As a result of the foregoing factors, DCH's net loss decreased to $2,066,950 for the nine months ended September 30, 1999, from a net loss of $2,892,050 for the nine months ended September 30, 1998. Due in part to an increase in the number of shares outstanding during the period, the net loss per share decreased to $.15 for the nine months ended September 30, 1999 from $.32 for the comparable period in 1998.

Liquidity and Capital Resources
-------------------------------

     To date, DCH has funded its operations primarily through private placements of equity securities and secondarily through product sales and loans from officers and major shareholders. Such placements generated net proceeds of $1,429,256 during the nine months ended September 30, 1999, $1,310,729 for the year ended December 31, 1998 and $81,500 during the year ended December 31, 1997. At September 30, 1999, DCH had a working capital deficit of $173,962, including cash of $39,602, compared to working capital of $57,117, including $1,802 in cash, at December 31, 1998.

     DCH's cash increased by $37,800 during the nine months ended September 30, 1999. The increase was due primarily to financing activities, which provided $1,578,007 to DCH during the first nine months of 1999. Operating activities during the nine months ended September 30, 1999 utilized $1,384,611 of cash, and investing activities utilized $155,596 during the same period. In October 1998, DCH advanced the sum of $100,000 to Hydrogen Burner Technology, Inc. ("HBT"), one of its customers, in anticipation of future services. The advance was to be repaid on or before September 30, 1999. On September 30, 1999, HBT and DCH agreed upon the services to be performed; HBT also agreed to issue 13,000 shares of its common stock to DCH in repayment of the advance.

     DCH remains dependent upon its ability to obtain outside financing through the issuance of additional securities until it achieves sustained profitability through increased sales. Management believes that DCH will require significant resources for the remainder of 1999, principally to fund DCH's working capital needs to support the commercialization of DCH's hydrogen sensor and fuel cell products and continuing research and development efforts. At the present time, management estimates that DCH will require approximately $15,300,000 to fund its operations (including the commercialization of its products and ongoing research and development) through the year 2001. Of this amount, DCH estimates that it will require approximately $2,300,000 to fund its operations for 1999. DCH expects to generate the necessary resources for its 1999 business plan through a combination of the contribution from sales of its products and additional private placements of equity securities. No assurances can be given, however, that DCH will be able to obtain such additional resources.

     DCH anticipates that its capital requirements of approximately $13,000,000 for the balance of the period ending December 31, 2001 will be met through cash generated from operations and from equity investments. There can be no assurance, however, that DCH will be able to generate capital sufficient to meet these long-term needs.

     If DCH is unsuccessful in generating anticipated resources from one or more of the anticipated sources and is unable to replace any shortfall with funding from another source, DCH may be able to extend the period for which available resources would prove adequate by deferring the satisfaction of various commitments or otherwise scaling back operations. If DCH were unable to generate the required resources, its ability to meet its obligations and to continue its operations would be adversely affected. DCH's financial statements have been prepared under the assumption of a going concern. Failure to generate required resources and to achieve sustained profitability would have an adverse effect on the financial position, results of operations, cash flows and prospects of DCH and ultimately on its ability to continue as a going concern.

Year 2000 Readiness Disclosure
------------------------------

     The Year 2000 ("Y2K") issue refers to the potential for failure of computer systems that use two digits rather than four digits to identify the applicable year. Many computers and other equipment with embedded chips or microprocessors may not be able to appropriately interpret dates after December 31, 1999, because such systems use only two digits to indicate a year in the date field rather than four digits. If not corrected, many computers and computer applications could fail or create miscalculations, causing disruptions to DCH's operations. In addition, the failure of customer and supplier computer systems could result in interruption of sales and deliveries of key supplies or utilities. Because of the complexity of the issues and the number of parties involved, DCH cannot reasonably predict with certainty the nature or likelihood of such impacts.

     DCH has actively addressed this situation and anticipates that it will not experience a material adverse impact to its operations, liquidity or financial condition related to systems under control. DCH has addressed the Year 2000 issue in four overlapping phases: (i) identification and assessment of all critical software systems and equipment requiring modification or replacement prior to 2000; (ii) assessment of critical business relationships requiring modification prior to 2000; (iii) corrective action and testing of critical systems; and (iv) development of contingency and business continuation plans to mitigate any disruption to DCH's operations arising from the Year 2000 issue.

     DCH has obtained information from its external service providers, significant suppliers and customers, and financial institutions to confirm their plans and readiness to become Year 2000 compliant, in order to better understand and evaluate how their Year 2000 issues may affect DCH's operations. Based on this information received to date, DCH believes that it has received reasonable assurances that its material service providers, suppliers, customers and financial institutions are Year 2000 compliant.

     In 1998, DCH contracted with a Year 2000 consultant who, in concert with DCH personnel and one of DCH's aerospace customers, conducted a comprehensive evaluation of all its systems, including the internal network, local microcomputers, test equipment, financial systems and software embedded in its products. Based on this testing, DCH was found to be Year 2000 compliant in all of its products and internal systems. DCH has also received assurances from the suppliers of the software it employs that such software is Year 2000 compliant, and has obtained assurances that any computer software and hardware purchased in 1999 is Year 2000 compliant. DCH does not believe that its insistence upon Year 2000 compliant hardware or software will materially increase the cost thereof.

     DCH sells its products for integration in other systems developed by its customers. While management believes those systems to either be Year 2000 compliant or committed to be Year 2000 compliant by January 1, 2000 (based on DCH's survey of those customers), DCH has no control over the ability and internal commitment of such customers to meet this goal. Therefore, the possibility remains that some DCH products may be integrated with other companies' non-Year 2000 compliant equipment.

     The costs associated with monitoring Year 2000 compliance by suppliers and customers and dealing with any non-compliance has not been material to date. The failure of DCH or any of its principal customers or suppliers to become Year 2000 compliant in a timely manner could have a material adverse effect on DCH's business, financial condition, results of operations and cash flow.

Forward-Looking Statements
--------------------------

     The forward-looking statements contained in this Quarterly Report on Form 10-QSB are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward-looking statements. Included among the important risks, uncertainties and other factors are those discussed below.

     Few of the forward-looking statements in this Quarterly Report on Form 10-QSB deal with matters that are within the unilateral control of DCH. The availability of equity and debt financing to DCH is affected by, among other things, domestic and world economic conditions and the competition for funds. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of DCH and its products and comparisons with alternative investment opportunities.

     The markets for DCH's products are at a very early stage of development, are rapidly changing and are characterized by an increasing number of market entrants. As is typical for a new and rapidly evolving industry, demand for and market acceptance of recently introduced products are subject to a high level of uncertainty and risk. Acceptance and usage of DCH's fuel cells is dependent on continued growth in use of alternative energy sources by businesses and consumers. Businesses that already have invested substantial resources in traditional or other energy sources may be reluctant to adopt new alternative sources. Individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns. Accordingly, it is not assured that sufficient demand for DCH's products will develop to sustain its business.

     DCH's products do not provide the exclusive means for accomplishing an objective, and customers may choose alternative means. The markets for hydrogen sensors and fuel cells are intensely competitive, and DCH expects competition to increase significantly. Many of DCH's competitors have significantly greater financial and other resources than does DCH, which may enable such competitors to market their products in a manner that achieves commercial success even in the fact of technical superiority on the part of DCH's products.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On September 27, 1999 (prior to DCH becoming a "reporting company" under the Securities Exchange Act of 1934), DCH consummated an offering of 890,000 shares of its Common Stock pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). An aggregate of $348,900 was raised in this placement; the purchaser represented to DCH that he was an "accredited investor" as defined in the Securities Act.

     On September 30, 1999, DCH closed a private placement of 446,951 shares of Common Stock to three investors, raising an aggregate of $180,000. The issuance and sale of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering. All of the purchasers represented to DCH that they were acquiring the shares for their own accounts and not for the account or benefit of another person; that the shares were being acquired for investment and not with a view to the distribution thereof; and that the purchasers did not intend to sell or otherwise dispose of all or any part of the shares at the time of purchase or upon the occurrence or nonoccurrence of any predetermined event. Each purchaser also agreed that he or she would offer or resell shares only if the shares were registered under the Securities Act or an exemption from such registration were available. No advertising or public solicitation was used in the placement. DCH placed a restrictive legend on the certificates representing the shares and placed "stop transfer" instructions with its transfer agent.

     On September 30, 1999, DCH issued an aggregate of 563,436 shares of Common Stock to employees and consultants for services previously rendered to DCH. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Rule 701 thereof. At the time of the issuance, DCH was not subject to the registration requirements of the Securities Exchange Act of 1934, and the value of the securities issued did not exceed $1,000,000 (at the date of issuance, the shares had an aggregate value of $231,538). The shares were issued to investors for bona fide services previously provided to DCH, and were not in connection with a capital-raising transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          Exhibit No.   Description
          -----------   -----------
          27.1          Financial Data Schedule

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DCH TECHNOLOGY, INC.

Date: November 15, 1999                  By: /s/ David A. Walker
                                             -------------------------------
                                             David A. Walker,
                                             President
                                             (Principal Accounting and
                                             Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.          Description
-----------          -----------
   27.1              Financial Data Schedule