Form 10KSB
period 1999-12-31
DCH TECHNOLOGY INC
filed 2000-03-27
CIK 1061786

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from __________ to __________

                       Commission file number: 000-26957

                                --------------

                             DCH TECHNOLOGY, INC.
                (Name of Small Business Issuer in Its Charter)

              COLORADO                                   84-1349374
      (State or Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

                            27811 Avenue Hopkins #6
                          Valencia, California 91355
                                (661) 775-8120
         (Address and Telephone Number of Principal Executive Offices)

                            27811 Avenue Hopkins #6
                          Valencia, California 91355
                  (Address of Principal Place of Business or
                     Intended Principal Place of Business)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
  Common Stock, $0.01 par value                    OTC Bulletin Board

                                --------------

  Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, and (3) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  Registrant's revenues for the year ended December 31, 1999 were $543,199.

  As of February 28, 2000, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $90,027,927 (based upon the closing price for shares of the registrant's common stock as reported by the OTC Bulletin Board on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of February 28, 2000, the registrant had 20,703,141 shares of common stock, $0.01 par value per share, outstanding.

  Documents Incorporated by Reference: None

  Traditional Small Business Disclosure Format [_] Yes; [X] No

================================================================================

                              DCH TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                      PART I.

 ITEM 1.  Description of the Business...................................    1

 ITEM 2.  Description of Properties.....................................   14

 ITEM 3.  Legal Proceedings.............................................   14

 ITEM 4.  Submission of Matters to a Vote of Security Holders...........   16

                                     PART II.

 ITEM 5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters...........................................   16

 ITEM 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   19

 ITEM 7.  Financial Statements..........................................  F-1

 ITEM 8.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................   23

                                     PART III.

 ITEM 9.  Directors and Executive Officers of the Registrant............   23

 ITEM 10. Executive Compensation........................................   26

 ITEM 11. Security Ownership of Certain Beneficial Owners and
          Management....................................................   28

 ITEM 12. Certain Relationships and Related Transactions................   29

 ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   30

                                    PART I.

                                    ITEM 1.

                          DESCRIPTION OF THE BUSINESS

Overview

  We seek out patented technologies, secure those patented technologies through licensing agreements with the patent holders and convert the technologies into viable products that we then produce and sell. We focus on technologies related to the use of hydrogen, primarily hydrogen gas sensors and fuel cells.

History

  DCH was formed in November 1994 as a partnership between David P. Haberman, our Vice President of Technology and Planning and Chairman of our Board of Directors, and David A. Walker, our President, Vice President of Business Operations and a member of the Board of Directors. Our initial strategy was to assist a small engineering company in Marina Del Rey, California in the manufacturing and sale of aircraft thermocouples based on the engineering company's design and development work.

  We initially established offices in Sherman Oaks, California in December 1994. We were incorporated in California in January 1995.

  By mid-1995, we had abandoned the thermocouple business when the local engineering company's design was found to have irrecoverable flaws. Management of DCH then re-directed its efforts toward the commercialization of a hydrogen gas detector developed and patented by Sandia National Laboratories ("Sandia") in Albuquerque, New Mexico. From this time until mid 1997, we funded ourselves primarily through research contracts and the resale of aerospace equipment.

  After investigating the hydrogen energy industry and related technologies, management of DCH decided to pursue the licensing of the Sandia patent. In April 1996, we entered into a license with Sandia and began to concentrate on the production and qualification of the hydrogen sensors. We commenced initial pre-production and qualification of the hydrogen sensors in February 1997, and continued redesign of the sensors to improve performance and reduce costs.

   In May 1997, in an attempt to raise capital and provide a trading market and liquidity for our stockholders, all of the outstanding capital stock of DCH was acquired by Connection Sports, Inc., a publicly traded Colorado corporation ("CSI") in exchange for the issuance of 6,000,000 shares of CSI common stock. At the time of the acquisition, CSI was a shell corporation with no assets, and there was no pre-existing relationship or affiliation between or among us, CSI and their respective officers and directors. CSI's name was changed after the acquisition to DCH Technology, Inc. This stock exchange transaction is treated as an acquisition by us of the net tangible book value of the assets of CSI, at the date of the acquisition. In this Registration Statement, the term "DCH" refers to DCH Technology, Inc., a Colorado corporation, and DCH Sensors Corp., its wholly owned California subsidiary. We are currently traded on the OTC Bulletin Board under the symbol "DCHT."

  We expanded our offices and moved to Valencia, California in June 1998. This relocation allowed us to set up offices, manufacturing and engineering areas, including a design and engineering laboratory, a test and calibration laboratory and a manufacturing/assembly area. Our offices are located at 27811 Avenue Hopkins #6, Valencia, California 91355; our telephone number is (661) 775-8120. We also have a web site, located at http://www.dcht.com.

General / Products

  We seek out patented technologies, secure those patented technologies through licensing agreements with the patent holders, and convert the technologies into viable products which we then produce and sell. We focus on technologies related to the use of hydrogen. To date, we have licensed four technologies: three technologies involving hydrogen gas sensors and one concerning hydrogen fuel cells. They are:

  The Robust Hydrogen Sensor, licensed from Sandia National Laboratory. We currently manufacture products based on this technology. The Robust Hydrogen Sensor is discussed below under "Hydrogen Gas Sensors--The Robust Hydrogen Sensor."

  The Thick Film Hydrogen Sensor, licensed from Oak Ridge National Laboratory. This technology is still under development. The Thick Film Hydrogen Sensor is discussed below under "Hydrogen Gas Sensors--Thick Film Hydrogen Sensor."

  The Universal Gas Detector, licensed from Simon Fraser University. This technology is still under development. The Universal Gas Detector is discussed below under "Hydrogen Gas Sensors--Universal Gas Detector."

  The PEM Fuel Cell, licensed from Los Alamos National Laboratory. This technology is still under development. The PEM Fuel Cell is discussed below under "Fuel Cells--PEM Fuel Cell," as is a separate license for an additional PEM fuel cell technology.

  In addition to these technologies, we may license an additional technology, the Fiber Optic Sensor, from the National Renewable Energy Laboratory. The Fiber Optic Sensor is discussed below under "Hydrogen Gas Sensors--Fiber Optic Hydrogen Sensor."

 Hydrogen Gas Sensors

  Our sensors are used for detection of hydrogen, the most plentiful element in the universe. Hydrogen is one of two major elements of water, which covers over 60% of the planet. It appears in different forms in plants, animals, fossil fuels and a wide range of chemical compounds. Hydrogen is a combustible, odorless and colorless gas that is widely used in industrial, commercial and medical applications. When hydrogen burns, it generates only energy and water, and thus is a clean non-polluting fuel. Based on industry analyses and investments by several automobile manufacturers in hydrogen-based fuel cells, we believe that in the future, hydrogen may replace fossil fuels in both electrical power generation and as the fuel of choice for the automotive industry.

  Hydrogen is also the key component in the manufacture of chemicals, especially ammonia and methanol. It is used in large quantities in refineries for manufacturing gasoline and heating oil, as well as to make fertilizers, glass, refined metals, vitamins, cosmetics, semiconductor circuits, soaps, lubricants, cleaners, margarine, peanut butter and rocket fuel. Our sensors act to monitor and measure the amount of hydrogen used in processes within these and other industries.

  In addition to its uses, however, hydrogen carries certain dangers. Hydrogen is explosive when it reaches an approximate four percent concentration in air or oxygen (this is known as the "Lower Explosive Limit" of hydrogen). In order to avoid these explosions, it is necessary to monitor and measure the concentration of hydrogen in areas of concern and to either sound warnings as this danger point is approached or to activate control equipment which results in the avoidance of hazardous situations. Our sensors act to alert, warn, measure and/or control the flow and use of hydrogen.

  Based on industry sources, we estimate that the total annual worldwide sales of gas detectors amounted to approximately $1.09 billion in 1997.
Approximately one-half of these sales involved gas detectors for carbon monoxide, hydrogen sulfide, ammonia, oxygen and hydrogen, with hydrogen detectors comprising approximately 9.8% of total sales.

  Our technologies have opened additional markets for hydrogen gas sensors. For example, our sensors have been sold to Westinghouse for installation in the Leningrad Nuclear Power Plant as safety monitors, as they were the only economically priced hydrogen gas sensors that could withstand the harsh environment of a nuclear power plant.

  We have licensed certain sensor technologies from several sources, and are currently developing products based on these technologies: the Robust Hydrogen Sensor, the Thick Film Hydrogen Sensor and the Universal Gas Detector. We are also developing a Fiber Optic Hydrogen Sensor.

 The Robust Hydrogen Sensor

  The Robust Hydrogen Sensor technology was invented and patented (patent number 5,279,795) by the U.S. Department of Energy at Sandia in Albuquerque, New Mexico. The technology, an Applications Specific Integrated Circuit, or microchip, was developed by Sandia for the U.S. Department of Defense for a classified nuclear weapons application. After Sandia had patented the technology, it was made available to the commercial market for licensing. This process permits the U.S. government to receive royalties and licensing fees for the technology without expending the resources required to commercialize products.

  We licensed the Robust Hydrogen Sensor from Sandia in April 1996. The Sandia license agreement, which expires on the earlier of January 1, 2015 or the expiration of Sandia's patent rights, required us to pay an up-front license fee, payable in three equal installments. All of these installments have been paid. In addition to the license fee, we will pay a royalty to Sandia for every sensor sold (whether sold alone or installed in a device or system), subject to certain minimum royalties. In 1998 and 1999, we paid royalties of $1,000 and $8,000, respectively, to Sandia under the Sandia license agreement. No royalties were earned in 1997.

  The Robust Hydrogen Sensor technology consists of an array of two sensing elements: field effect transistors and resistors, both made of palladium nickel. Hydrogen reacts with the palladium nickel, and the reactions produce changes in the electrical signal of both devices corresponding to the amount of hydrogen in the environment. The field effect transistors detect hydrogen in concentrations from approximately 0.0001% to one percent. The resistors allow sensing from about one percent to 100% concentration. The technology also includes a micro-thermometer (temperature diode) and micro-heaters for maintaining on-chip temperature control and other chip functions. In addition, the heaters are used to temporarily heat the chip to "boil" off hydrogen molecules, which may stick to the palladium nickel, thus freeing the sensor for repeated use.

  The Sandia license agreement defines two fields of use for the licensed technology. The first field of use, covering the petrochemical, energy, waste management, environmental and manufacturing industries, is exclusive to us through April 24, 2001. After that date, the license in this field becomes non-exclusive for the remaining term of the license agreement. The second field of use covers all other commercial applications and is non-exclusive.

  We offer the Robust Hydrogen Sensor technology in three basic forms. The first, an integration kit, is used for installation into customized systems as leak detectors and measurement devices. The second form consists of a hand-held unit, affording portability in hydrogen detection and measurement. The third form is a sensor system, a fixed installation arrangement for leak detection and/or measurement in remote locations. We anticipate that this third product will have the ability to be remotely interrogated whenever desired, and may be coupled with a modem or radio tag which could power the sensor and send a reading back to a computer or other equipment at another location.

  To date, we have received over $700,000 in orders for our Robust Hydrogen Sensor products. The largest of these was received in March 1998, when Westinghouse Nuclear Products Division (Monroeville, Pennsylvania) placed an order for a retrofit of the reactor and turbine areas of the Leningrad Nuclear Power Plant in Russia. Westinghouse Nuclear Products Division was the only customer that accounted for 10% or more of our gross revenues in fiscal year 1998, accounting for 48% of revenues in that year. Similarly, in fiscal year 1999, Westinghouse Nuclear Products Division accounted for 32% of our revenues in that year.

 Thick Film Hydrogen Sensor

  The Thick Film Hydrogen Sensor technology was invented and patented (under U.S. patent numbers 5,367,283 and 5,451,920) by the U.S. Department of Energy at Oak Ridge National Laboratory in Oak Ridge, Tennessee ("ORNL"). The sensor, developed by Barbara Hoffheins and Robert Lauf of ORNL, relies on the fact that palladium absorbs and then discharges hydrogen.

  We commenced the development of the Thick Film Hydrogen Sensor technology from Lockheed Martin Energy Research ("LMER"), an ORNL contractor, in September 1996, pursuant to a Cooperative Research and Development Agreement ("CRADA") (the "ORNL CRADA"). Under the ORNL CRADA, we have provided a business plan and product definition for commercialization of the technology, while LMER continues development efforts for certain products based on the technology. The ORNL CRADA, which expires in September 2001, anticipates an aggregate expenditure, in cash and in-kind, of $1,170,000.

  Concurrently with entering into the CRADA, DCH and LMER entered into a license agreement. The LMER license grants us the sole commercial right and license to manufacture, use, sell or offer for sale the products based on the Thick Film Hydrogen Sensor technology in the following fields of use: (i) production, storage and transportation of hydrogen for use in the generation of power; (ii) use of hydrogen in fuel cells and high yield energy storage; and (iii) safety applications in the chemical and petroleum industries.

  The license has an initial term of five years, with re-negotiation for renewal every five years thereafter. It provides for an initial license fee (paid by DCH in September 1996) and royalties on sales of products incorporating the Thick Film Hydrogen Sensor technology. To date, no revenues have been generated from such sales; based on the progress of research and development efforts to date, we anticipate that production of products will commence in approximately 9 to 12 months.

  The sensor is fabricated with conventional thick film materials and methods (primarily because of significant cost advantages). The design consists of several electronic compositions that are separately screen-printed and fired onto an alumina substrate. The key sensor composition is primarily composed of palladium metal because of its documented affinity for hydrogen. Changes in hydrogen concentration in the palladium correspond to changes in the electrical resistance of the palladium and can be easily measured.

 Universal Gas Detector

  A patent application was filed for the Universal Gas Detector technology on March 27, 1998 (priority claimed by United States Provisional Application 60/041,653). We licensed the invention from Simon Fraser University in Burnaby, British Columbia, Canada on July 28, 1998. The technology is intended to selectively detect any reducing gas or oxidizing gas and/or their vapors, and involves a detecting system that can be designed to use any commercially available sensor head.

  The license grants us the exclusive right and license, for any use, to make, have made, use, maintain, execute, copy, market, lease and sell products based on the technology.

  The license term extends from July 28, 1998 until the end of the term for which patent rights are granted. It provides for an initial license fee (paid by DCH in April 1998) and royalties on sales of products incorporating the universal gas detector technology. To date, no revenues have been generated from such sales; based on research and development efforts to date, we anticipate that production of products may commence in approximately 18 to 24 months.

  The technology consists of software and electronics, which can be set to selectively detect any reducing gas or oxidizing gas (and/or their vapors) to which it is exposed. This involves a detecting system that can be designed to use any commercially available sensor head.

 Fiber Optic Hydrogen Sensor

  The Fiber Optic Hydrogen Sensor technology was invented by the U.S. Department of Energy at the National Renewable Energy Laboratory ("NREL") in Golden, Colorado. DCH, through Amerisen, a joint-venture with Midwest Research Technology, Inc. ("MRT"), commenced development of the Fiber Optic Hydrogen Sensor technology in May 1996 pursuant to a CRADA with NREL. The NREL CRADA required NREL to have primary responsibility for design and development of a prototype sensor, while Amerisen would develop and manufacture a hydrogen detector test station and demonstrate the sensor to potential customers. Each party would contribute in-kind support, valued at an aggregate of $1,700,000. The NREL CRADA expires in September 2000. The parties are currently negotiating a license for the Fiber Optic Hydrogen Sensor technology. There can be no assurance that such a license can be negotiated on terms acceptable to us.

 Fuel Cells

  The fuel cell was invented by William Robert Grove in 1839. A fuel cell is a device that uses a fuel (usually hydrogen) to create electricity. The method it uses to create the electricity is fairly simple: Hydrogen is introduced to one side of the fuel cell (known as the anode). The hydrogen atom is stripped of its electron as it progresses through the cell. The electron goes through a conductor to create an electrical current. At the other end, the hydrogen joins up with oxygen and forms water.

  When a fuel cell is used it creates clean power (electricity) with pure water as the only byproduct. The amount of power that can be created is significant. ONSI Corporation, one of our competitors, has manufactured a fuel cell delivering 200kW of power. Ballard Power Systems, another of our competitors makes fuel cells used in buses in the U.S. and Canada which generate 205 kW (275 HP). Fuel cells are being considered for use to power electric vehicles by many of the major automobile manufacturers.

  The fuel cell industry is generally considered to be in its infancy (even though the basic technology is almost 160 years old), because fuel cells historically have been large and extremely expensive to manufacture. However, with the interest and financing from government labs (like Los Alamos National
Lab) and private entities (like Daimler Benz), the fuel cell is quickly becoming economically viable and physically practical.

 PEM Fuel Cell

  Several fuel cell manufacturers have indicated that in addition to the transportation sector, fuel cells might be used in markets such as emergency power supplies, medical applications, and portable low-power sources. We are working with Los Alamos National Laboratory in Los Alamos, New Mexico ("LANL") to commercialize its Proton-Exchange-Membrane ("PEM") fuel cell -- a small, stackable device (each unit is a little smaller than a baseball cap) that will deliver low power (less than 50 to 500 watts) reliably and cleanly. The current configuration of the PEM fuel cell is not powerful enough to operate an automobile, but it can provide enough power for people in third world countries or in an emergency situation or other venue where no power is present to operate such items as small medical equipment, communication devices and camping equipment.

  The PEM fuel cell technology, relating to annular feed air breathing fuel cell stacks, was invented and patented (under U.S. patent numbers 5,514,486 and 5,595,834) by the U.S. DOE at LANL. The fuel cell is designed to provide clean, economic low power (from less than 50W to 5kW).

  We commenced development of the PEM fuel cell technology with LANL in March 1999, pursuant to a CRADA (the "LANL CRADA"). Under the LANL CRADA, we have provided a business plan and product definition for commercialization of the technology, while LANL continues development efforts for 50W and 300W fuel cells based on the technology. The LANL CRADA for the PEM fuel cell technology expires in October 2000 and contemplates aggregate development expenditures (in cash and in-kind) of $1,200,000.

  In connection with the LANL CRADA, DCH received two licenses for the PEM fuel cell technology. The first license grants us the exclusive license to make, have made, use, import, sell and offer to sell the products based on the patented technology (with sublicense rights) in the fields of use of power generation for marine, aerospace, military, portable and remote-area applications. This exclusive license commenced in March 1999 and continues until the expiration of the last patent on the technology.

  The exclusive license agreement provides for an up-front fee (paid by DCH in March 1999) and annual license fees due on January 31st of each year of the term of the exclusive license; these fees will be credited against royalties on net sales of the fuel cells and other payments (such as sublicense fees).

  The second license grants us the non-exclusive license to make, have made, use, import, sell and offer to sell the products based on the patented technology (with sublicense rights) in the all fields of use except power generation for marine, aerospace, military, portable and remote-area applications. The nonexclusive license commenced in March 1999 and continues until the expiration of the last patent on the technology.

  The nonexclusive license agreement provides for an up-front fee (paid by DCH in March 1999) and annual license fees due on January 31st of each year of the term of the nonexclusive license; these fees will be credited against royalties on net sales of the fuel cells and other payments (such as sublicense fees).

  An additional PEM fuel cell technology, relating to adiabatic fuel cell stacks, was invented and patents were applied for (under US patent application numbers 08/810,119 and 09/135,965) by the US DOE at LANL. The fuel cell is designed to provide clean, economic power up to about 10kW.

  This license grants us the non-exclusive license to make, have made, use, import, sell and offer to sell the products based on the technology (with sublicense rights) in the all fields of use. The nonexclusive license commenced in October 1999 and continues until the expiration of the last patent on the technology.

  The license agreement provides for an up-front fee (paid by DCH in October
1999) and annual license fees due on January 31st of each year of the term of the nonexclusive license; these fees will be credited against royalties on net sales of the fuel cells and other payments (such as sublicense fees).

  To date, no revenues have been generated from sales of fuel cells pursuant to either the exclusive or nonexclusive licenses; we anticipate that based on the progress of our research and development efforts, production of products will commence in approximately 12 months.

Marketing and Sales

 Hydrogen Sensors

  We have devised a marketing strategy for our hydrogen sensors, and are currently in the process of implementing this strategy. Our strategy involves three components: establishing DCH in the "hydrogen community," comprised of trade groups such as the National Hydrogen Association, the California Hydrogen Business Council and the Congressional Hydrogen Technical Advisory Panel; establishing a coalition with the insurance industry to require use of hydrogen detection systems; and using commissioned independent sales representatives specializing in particular industries to sell our products.

  The strategy differs in each of our target markets: for example, in the government/aerospace industries, we have utilized contacts with NASA to test its sensors on certain aircraft engines. Our continuing strategy includes additional testing on engines, and installation of the sensors at various NASA sites. In the energy industry, we intend to participate in the creation and refinement of the various codes and standards governing sensor systems as well as to persuade insurance companies to promote the use of hydrogen sensors as safety devices. To date, we have participated in the associations listed above and have contracted with companies including Westinghouse to provide hydrogen sensors. Our marketing strategy in the petrochemical industry involves the introduction of sensors on a test basis to oil refineries through our pipe corrosion detection feature, a relatively new field of use. We also believe that refineries will recognize the value of our hydrogen sensors as a cost-saving safety device.

  As part of our overall business plan, we have entered into strategic partnerships with several organizations. We believe that strategic partnerships are a key to future growth, especially in the hydrogen gas detection and measurement business. We have identified 34 industries where hydrogen sensors are used. By creating alliances with value added resellers and distributors, we anticipate that we will be able to penetrate multiple markets and realize higher sales volumes.

  In addition, we have made alliances with multiple transformer gas analysis companies, which are testing our equipment for use in transformer cooling oil. These companies may become value-added resellers of our equipment based upon qualification of our sensors in test procedures. On January 21, 1999, we announced the signing of a distribution agreement with Horiba, Ltd., an international gas analyzer company. The distribution agreement permits Horiba to distribute and sell products in Japan based on the Robust Hydrogen Sensor technology, utilizing both the DCH Hand Held Unit design and integrating our electronics into a Horiba gas analyzer. The Horiba distribution agreement was renewed through January 2001, and will be automatically renewed for a five-year term if Horiba sells 50 of such products during the year 2000.

  We plan to use distributors to market our products overseas and currently have agreements with ten distributors worldwide for the Robust Hydrogen Sensor product line.

  We also have increased our visibility by providing presentations at national and international conferences advocating the use of hydrogen sensors. In addition, we have participated in the formation of a coalition to provide insurance industry risk assessments.

 Fuel Cells

  We have developed a marketing plan for our fuel cell product line, targeting certain domestic and international markets. The plan has not been fully implemented, however, because the product is still in development. Based on independent marketing analysis, management believes that the single largest barrier to market acceptance of its fuel cells will be the lack of market knowledge about the benefits of fuel cells. With this in mind, we have embarked on a market education program. We have manufactured several prototype demonstration units of our fuel cells and have successfully operated hardware at trade shows and conferences. In addition, our personnel have spoken at conferences about the fuel cell product. As we near the commercial introduction of our fuel cells, these educational activities will continue to increase.

 Research and Development

  Management of DCH believes that continuing research and development of our licensed technology is critical to penetrating existing markets through superior product features, opening new markets and obtaining a competitive advantage. Due to our limited resources, we currently conducts our research and development activities with strategic partners: sensor development in connection with federal research laboratories such as ORNL; applications development in conjunction with our field representatives; and advanced systems designs for specialized industries with customers.

  To date, a significant portion of our research and development has occurred through CRADAs with the U.S. Department of Energy: the ORNL CRADA, the LANL CRADA and the NREL CRADA. See "Business--General/Products."

  During the years ended December 31, 1998, and 1999, we expended $1,810,185 and $841,708 respectively, on research and development. None of these expenses were funded by our customers.

Manufacturing

  At the present time, our Robust Hydrogen Sensor product line constitutes the only products of DCH in production. We subcontract specialty processes relating to the Robust Hydrogen Sensor product line to several major manufacturers. Semiconductor wafer production for our hydrogen sensor element occurs at Allied Signal's Microelectronics and Technology Center in Columbia, Maryland. Electronic circuit boards are fabricated by International Circuits and Components, Inc. in Anaheim, California. Housings and other hardware are fabricated by various small manufacturers. We conduct final assembly, calibration and finished product testing of the sensors. The production cycle for our Robust Hydrogen Sensor currently averages approximately eight weeks. To date, we have not experienced any interruption in the manufacture of its products and anticipate that sources for each of its subcontracting activities will be readily available. We are currently in the initial production phase and anticipate going into full production within a year.

Backlog

  The commercial order backlog for our products at December 31, 1999 was $496,574, compared with $327,865 at December 31, 1998. We have also agreed to provide up to an additional $2,376,065 worth of hydrogen sensors over the next three years to a fuel cell manufacturer. Since we generally ship our products within the same quarter that we receive a purchase order from the customer for such products, we believe that our backlog at any particular time is generally not indicative of the level of future sales.

Competition

  We compete in both the hydrogen sensor and fuel cell markets. We may not be able to compete successfully against current and future competitors in our markets. The markets in which we are engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future both from existing competitors and new market entrants. We believe that our ability to compete depends on many factors both within and beyond our control, including:

  . the ease of use, performance, features, price and reliability of our solutions as compared to those of our competitors;

  . the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors;

  . the quality of our customer service and support; and

  . the effectiveness of our sales and marketing efforts.

  Many of our current and potential competitors are likely to enjoy substantial competitive advantages, including:

  . longer operating histories;

  . greater name recognition;

  . more extensive customer bases; and

  . cooperative relationships among themselves or with third parties to enhance their products.

  Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could impair our finances and business prospects. We cannot assure you that we will be able to compete successfully against existing or potential competitors or that competitive pressures will not materially impair our finances or business prospects.

  The markets for our products are at a very early stage of development, are rapidly changing and are characterized by an increasing number of market entrants. As is typical for a new and rapidly evolving industry, demand for and market acceptance of recently introduced products are subject to a high level of uncertainty and risk. Acceptance and usage of our fuel cells is dependent on continued growth in use of alternative energy sources by businesses and consumers. Businesses that already have invested substantial resources in traditional or other energy sources may be reluctant to adopt new alternative sources. Individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns. Accordingly, it is not assured that sufficient demand for our products will develop to sustain its business.

  The hydrogen sensor market is extremely competitive, with several manufacturers competing for acceptance. This is due in large part to the rise in hydrogen sales in the United States, which have increased dramatically at an average annual rate of more than 25% during 1993-1997. In addition, although the need to monitor hydrogen gas at low concentrations has been recognized for many years now, the need for monitoring devices continues to expand rapidly as more hazards are identified and more stringent government regulations are passed. The current market for gas sensors, including hydrogen and other gas detection devices, is estimated at $1.1 billion. The current annual market for hydrogen gas detection equipment is estimated at $107 million.

  Most of our competitors in the hydrogen sensor market have far greater financial, marketing and manufacturing resources than us by virtue of their being long established in the field. The attributes upon which competition is based are primarily reliability, ease of use, product support, response speed, accuracy and price. We believe that our hydrogen sensor products offer several advantages, including a faster reaction time of less than two seconds near the Lower Explosive Limit (current detectors may take as long as two minutes to return a reading) and extended sensor life. In addition, our sensors are hydrogen-specific and therefore not prone to false readings, and operate in hostile environments such as radioactive areas. Finally, the sensors indicate a complete range of hydrogen presence, similar to that offered by mass spectrometers but at a much lower cost.

  Competition in the fuel cell industry is comprised primarily of companies that do research and testing but have no foreseeable path to commercialization. This undeveloped industry is estimated to be worth more than $10 billion by the year 2010. We are competing primarily on the basis of fuel cell efficiency, environmental considerations and cost. We believe our simple, passive technology will provide significant economic, utilization and performance advantages over our competitors' technology. For example, we believe that our hydrogen fuel cells have significant advantages over existing low power fuel cells in development at other companies. These advantages include a smaller size and weight, no moving parts (it is a completely passive device), low cost and simplicity of design. Despite this, we can give no assurance that such advantages will continue or that our hydrogen fuel cells under development will be commercially successful

  Several companies in the United States and Canada are involved in fuel cell development, including United Technology's ONSI Corporation and Ballard Power Systems Corporation. Ballard Power Systems Corporation focuses primarily on development of fuel cell technology for large stationary power systems and secondarily for transportation. Our products focus primarily on smaller, consumer sized fuel cell designs for portable or remote electric power. In Japan, at least six manufacturers have demonstrated interest in developing and marketing fuel cells. In Europe, companies in Germany, Holland, Spain and Italy are actively engaged in fuel cell development and are potential competitors, although these efforts are not as well advanced as the progress of the United States and Japanese companies. Almost all of these companies are also significantly larger than we are, possess greater financial resources and have established product lines in electric generation equipment and in other fields.

  In addition to the hydrogen fuel cell, other types of fuel cells are also being developed by different companies worldwide. These fuel cells, generally referred to by the electrolyte medium they use, include phosphoric acid, polymer electrolyte and solid oxide systems. These fuel cells are in various stages of development and aim at different application including stationary power, transportation and portable power. The phosphoric acid fuel cell system, developed by United Technology's ONSI Corporation (80KW and higher), is in advanced stages of development and has limited commercial sales. This system is significantly less efficient and is expected to be more expensive compared to our fuel cell technology, but nonetheless is an alternative fuel cell product to our own.

Government Regulation

  We are permitted to export our hydrogen sensors without restriction, as the U.S. Department of Commerce, Bureau of Export Control has designated the sensor as an unrestricted export item. Our production of hydrogen fuel cells will be subject to various Occupational Safety and Health Administration
(OSHA), other federal, state and local laws, insurance companies and industry professional regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. To date, we believe that we have obtained all necessary government permits and have been in substantial compliance with all of these applicable laws and regulations.

Employees

  As of December 31, 1999, we employed 26 people on a full-time basis, consisting of 13 people in engineering/development/manufacturing, 9 in administration and 4 in sales/customer service. Our employees are not represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good. The loss of key employees could cause delays in completing contracted work and research and development and commercialization activities.

Intellectual Property

  We are in the process of registering our trademark "Robust Hydrogen Sensor" and "Hydrogen is the Future--We Can Sense It!" with the United States Patent and Trademark Office.

  We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. If the protection of our trademarks and proprietary rights is inadequate, our brand and reputation could be impaired and we could lose customers.

  We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with its suppliers and strategic partners in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies.

  In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Because laws protecting certain ownership rights in hydrogen sensor and hydrogen fuel cell products are uncertain and still evolving, we cannot give you any assurance about the future viability or value of any of our current technology ownership rights. Such litigation, whether successful or unsuccessful, could have a material and adverse effect on our business, results of operations or financial condition.

  While we intend to pursue registration of our trademarks and service marks in the U.S. and internationally, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online. We do not currently own any patented technology registered with the United States Patent and Trademark Office.

  Although we do not believe that we infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

Risk Factors

  From time to time, we may make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to stockholders. The Private Securities Reform Act of 1995 contains a safe harbor for forward-looking statements on which we rely in making such disclosures. In connection with this safe harbor, we are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by us or on behalf of us. Any such statement is qualified by reference to the following cautionary statements:

Risks Related to DCH's Operations

 We have a history of losses, and we expect losses for the foreseeable future.

  Since our inception in November 1994, we have incurred substantial losses. Our net loss equaled $4,577,656 for the year ended December 31, 1998 and, $3,587,473 for the year ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $8,618,404.

  We anticipate that our expenses relating to developing, marketing and supporting our current and future products will increase substantially in the future. Accordingly, for the foreseeable future we expect to experience additional losses as these increased expenses exceed our total revenues. These additional losses will increase our accumulated deficit.

 Our revenues currently depend on one product, the Robust Hydrogen Sensor.

  To date, we have generated nearly all of our revenues from one product, the Robust Hydrogen Sensor. We expect that the Robust Hydrogen Sensor will continue to account for a substantial majority of our revenues for the foreseeable future. Currently, three other technologies are under development, including a second hydrogen sensor and two hydrogen fuel cells. Our future financial performance is dependent, in significant part, upon the successful development, introduction and customer acceptance of new and enhanced versions of the Robust Hydrogen Sensor, other hydrogen sensors, our hydrogen fuel cell technologies and related new products that we may develop. We cannot assure you that we will be successful in upgrading the Robust Hydrogen Sensor or that we will successfully develop new products, or that any new product will achieve market acceptance. For more information on the sources of our revenues, please see the sections of this Annual Report on Form 10-KSB entitled "Item 1. Description of the Business" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Hydrogen sensor and fuel cell technologies are new and evolving technologies, they compete with other gas sensor products and methods of fuel generation, and may not receive widespread acceptance.

  Hydrogen sensor and fuel cell technologies are in their very early stages of development. Like many new technologies, they are characterized by rapidly evolving technological developments, quickly changing marketing and sales strategies, multiple and aggressive market participants, fluctuating demand and uncertain market acceptance for products and services.

  Our hydrogen sensor equipment competes against other gas sensor products that may be more sensitive or more reliable than those we offer. Although the need for hydrogen monitoring devices is increasing as more hazards are identified, many industries that utilize hydrogen may choose not to adopt expensive hydrogen sensing safety systems. In addition, because the adoption of hydrogen monitoring systems by various industries is largely driven by the passage of new regulatory laws by the Occupational Safety and Health Administration and other federal, state and local governing bodies, industries may choose to forgo the advantages of these detection systems until they are required to adopt them. These factors may delay or lessen the demand for our hydrogen sensor products.

  In the hydrogen fuel cell market, businesses and consumers remain uneducated about the benefits of alternative fuel sources. This ignorance may delay the acceptance and penetration of our fuel cell products into markets that have historically been served by traditional fuel sources. Businesses and consumers also have the option of using other methods of alternative fuel generation, including carbonate, phosphoric acid, polymer electrolyte or solid oxide fuel cells systems, as well as traditional fossil fuels such as oil and gasoline. These methods may maintain or even increase their acceptance to the detriment of our hydrogen fuel cell technology. We believe that virtually all of the raw materials used in our hydrogen fuel cell products are readily available from a variety of vendors in the United States and Canada.

 The loss of the services of one or more of our key personnel or our failure to hire, integrate or retain other qualified personnel could disrupt our business.

  We depend upon the continued services and performance of our executive officers and other key employees, particularly David A. Walker, our President and Vice President of Business Operations and David P. Haberman, our Chairman and Vice President of Technology and Planning. Competition for qualified personnel in technology, particularly in the fuel cell industry, is intense and we may not be able to retain or hire necessary personnel as a result of the highly specialized nature of our products. In addition, the amount of our limited working capital may impose compensation restrictions on us that make it difficult to attract and hire necessary employees. Currently, we do not carry key man insurance to cover any of our personnel.

 Governmental regulation of the hydrogen fuel cell and hydrogen sensor technology may restrict our business.

  Government regulation of the use of hydrogen for industrial applications and fuel cell generation varies greatly from country to country. There is some risk that the United States and other countries will increase their regulation of these technologies in the future. As our products are utilized solely in connection with hydrogen, any new law or regulation pertaining to the commercial use of hydrogen, or the application or interpretation of existing laws, could adversely impact our sales, increase our cost of doing business or otherwise have a material and adverse effect on our business, results of operations and financial condition.

  DCH and our future hydrogen fuel cell manufacturing facilities will also be subject to various federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. We believe that we have obtained all necessary government permits and have been in substantial compliance with all of these applicable laws and regulations.

  Since 1991, the National Environmental Protection Act (NEPA) has required that each local Department of Energy procurement office file and have approved by the Department of Energy in Washington, DC, appropriate documentation for environmental, safety and health impacts with respect to procurement contracts entered into by that local office. The costs associated with compliance with environmental regulations may or may not be recovered under existing or future contracts to which we are a party. In addition, contract work may be delayed until such approval is received.

 Product defects and product liability claims related to our hydrogen sensors and hydrogen fuel cell products could expose us to significant liability.

  Although we test our products extensively prior to introduction, we cannot assure you that our testing will detect all serious defects, errors and performance problems prior to commercial release of our future software products. Any future defects, errors or performance problems discovered after commercial release could result in the diversion of scarce resources away from customer service and product development, lost revenues or delays in customer acceptance of our products and damage to our reputation, which, in each case, could have a material and adverse effect on our business, results of operations or financial condition.

  In addition to the potential for product defects, hydrogen itself is a dangerous element. For example, hydrogen is highly explosive when it reaches concentrations in the air of greater than four percent. The volatility of hydrogen may compromise the safety and effectiveness of our products, which may cause damage to our reputation, result in lost sales and revenues or have other material and adverse effects on our business.

  We have not experienced any product liability claims to date, but we may be subject to such claims in the future. A product liability claim brought against us could have a material and adverse effect on our business, results of operations or financial condition.

 We would lose revenues and incur significant costs if our systems or material third-party systems are not year 2000 compliant.

  We have assessed the impact of the year 2000 issue on our business and operations and have completed our year 2000 contingency plan. Despite this, the failure of our internal systems, or any material third-party systems, to be year 2000 compliant could have a material and adverse effect on our business, results of operations and financial condition.

  We believe that the current versions of our Robust Hydrogen Sensor products and our internal systems are year 2000 compliant. However, we cannot assure you that our products and internal systems will not experience year 2000 problems in the future. Any such problems could result in a decrease in sales of our products, an increase in the allocation of our resources to address year 2000 problems of our customers without additional revenue and an increase in litigation costs relating to losses suffered by our customers due to year 2000 problems.

  We may also experience material delays from our major partners, including the United States government, due to year 2000 issues relating either to their management information or production systems. We have inquired of these third parties in an attempt to ascertain their year 2000 readiness. At this time, we are unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties, such as its suppliers and customers, to achieve year 2000 compliance. Moreover, such third parties, even if year 2000 compliant, could experience difficulties resulting from year 2000 issues that may affect their suppliers, service providers and customers. As a result, although we do not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material payment or sales delays from its major customers due to year 2000 issues, these third parties could experience year 2000 problems that could have a material adverse effect on the Company's business, results of operations and financial condition.

  To date, we have not incurred any material costs in identifying or evaluating year 2000 compliance issues. However, we may fail to discover year 2000 compliance problems in our systems that will require substantial revisions or replacements. There can be no assurance that third-party software, hardware or services incorporated into our material systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address year 2000 compliance issues in our software, hardware or systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

  On January 1, 2000, a critical date in regards to all year 2000 compliance systems, we did not experience any problems with our products or internal systems. As of March 20, 2000, we had not experienced any year 2000 problems. However, there can be no assurance that we will not experience any year 2000 problems in the foreseeable future.

 We are heavily reliant on third parties for certain components and any delays, defects or other problems in supplying these components could adversely affect our business.

  We are heavily reliant on the ability of Allied Signal, Inc. to manufacture the semiconductor wafer for the Robust Hydrogen Sensor, as it is currently the sole source for these component parts. We are currently in negotiations with two other potential sources of component parts, including the University of Pennsylvania and AMI, Inc. Electronic circuit boards for the Robust Hydrogen Sensor are fabricated by our manufacturing partner International Circuits and Components, Inc. Sensor casing and other hardware are fabricated by various small manufacturers. Although delays in the shipment and receipt of our component parts may occur, historically we have experienced only those delays that tend to occur in the normal course of business.

  Growth in the volume of orders for our products may strain the capacity of these component suppliers, and delays or other problems with component suppliers could have a material and adverse effect on our business. Although we test the component parts that we receive from our suppliers, we cannot be assured that our components will be completely free of all defects.

 Some of the information in this Annual Report on Form 10-KSB contains forward-looking statements.

  Some of the information in this Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

  . discuss our expectations about our future performance;

  . contain projections of our future operating results or of our future financial condition; or

  . state other "forward-looking" information.

  We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this prospectus, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Annual Report on Form 10-KSB could have a material and adverse effect on our business, results of operations and financial condition.

                                    ITEM 2.

                         DESCRIPTION OF THE PROPERTIES

  Our principal executive, administrative, and engineering operations are located in two leased facilities totaling 6,700 square feet in Valencia, California. The main office is occupied under a lease expiring on May 31, 2001. The production facility is in a separate building nearby (approximately 150 yards from the main office) occupied under a lease expiring on April 30, 2002. We lease approximately 3,300 square feet in Madison, Wisconsin where we conduct research and development on the fuel cell product and where we plan to expand into limited production. This lease expires on April 30, 2002. We also occupy a small sales office (approximately 150 square feet) in Washington, DC under a month-to-month lease. Management considers that the current facilities may not be adequate for the present level of operations and that additional office and factory space may be needed in the near future.

                                    ITEM 3.

                               LEGAL PROCEEDINGS

  On January 10, 2000, 1252966 Ontario Limited, carrying on business as The StockPage, a corporation incorporated pursuant to the laws of the Province of Ontario, Canada, filed a Statement of Claim against us in the Superior Court of Justice, Ontario, Canada. The file number for this claim is 00-CV-183123. The Statement of Claim involves a breach of contract action in which damages of $1,500,000 are sought.

  The breach of contract claim is based on a consulting agreement entered into between us and The StockPage on April 17, 1998. Under that agreement, The StockPage agreed to provide us with promotional services in exchange for 250,000 shares of our common stock. We agreed to grant the StockPage 100,000 shares of the common stock within a week of executing the consulting agreement and another 150,000 common shares within one week of our becoming a fully reporting corporation pursuant to the United States federal securities laws. We delivered 100,000 shares of our common stock to The StockPage as payment for services rendered under the consulting agreement in a timely fashion. On January 6, 1999, we terminated the contract and refused to grant the remaining 150,000 common shares as a result of alleged fraudulent conduct undertaken by The StockPage.

  In our Statement of Defence [sic] and Counterclaim, filed March 7, 2000, in the Ontario Superior Court of Justice we allege that The StockPage deliberately created an inflated market for our common shares in order to then improperly sell our common shares to receive an artificially induced gain on such sales. Currently, we are awaiting a response from The StockPage to our Statement of Defence and Counterclaim. We intend to vigorously pursue our defense in this litigation.

                                    ITEM 4.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                   PART II.

                                    ITEM 5.

                   MARKET FOR THE REGISTRANT'S COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock and Dividend Policy

  Our common stock price is likely to be highly volatile. The market price of our common stock has been, and is likely to continue to be, highly volatile as the stock market in general, and the market for technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology companies' stocks have reached historical highs within the last 52 weeks and have reflected valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded lows well below historical highs. We cannot assure you that our stock will trade at the same levels of other technology stocks or that technology stocks in general will sustain their current market prices.

  Factors that could cause such volatility may include, among other things:

  . actual or anticipated fluctuations in our quarterly operating results;

  . announcements of technological innovations and further developments;

  . changes in financial estimates by securities analysts;

  . conditions or trends in the hydrogen sensor and hydrogen fuel cell industries;

  . changes in the market valuations of other technology companies, especially our partners and competitors; and

  . general market conditions.

  Since May 16, 1997, our common stock has been traded on the OTC Bulletin Board under the symbol "DCHT." The following table sets forth, for the periods indicated, the high and low bid prices for the common stock as reported by the OTC Bulletin Board. The following quotations should not be construed to imply that an established trading market exists for the common stock; trading to date has been sporadic. The quotations do not reflect adjustments for retail mark-ups, markdowns, or commissions and may not necessarily reflect actual transactions.

                                                                    Low   High
Period                                                              Bid   Bid
------                                                             ----- ------
Fiscal 2000
  First Quarter (through February 28, 2000)....................... $2.97 $10.00

Fiscal 1999
  Fourth Quarter.................................................. $0.25 $ 4.12
  Third Quarter................................................... $0.47 $ 0.88
  Second Quarter.................................................. $0.72 $ 1.38
  First Quarter................................................... $0.78 $ 2.06

Fiscal 1998
  Fourth Quarter.................................................. $0.56 $ 1.59
  Third Quarter................................................... $1.50 $ 4.75
  Second Quarter.................................................. $0.44 $ 8.12
  First Quarter................................................... $0.19 $ 0.62

  On February 28, 2000, the closing price of our common stock on the Bulletin Board was $7.06 per share and there were approximately 1,848 holders of record of the common stock. On March 17, 2000, we filed an application to have our common stock listed on the Nasdaq National Market System. There can be no assurance that our application will be approved.

  To date, no dividends have been declared or paid on any of our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

  Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended December 31, 1999. Also included is the consideration, if any, received by us for such shares and options and information relating to the section of the Securities Act, or rule of the SEC under which exemption from registration was claimed.

  On February 2, 1999, we issued an aggregate of 100,000 shares of common stock to one investor for services previously rendered to us. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Rule 701 thereof. At the time of the issuance, we were not subject to the registration requirements of the Securities Exchange Act of 1934, and the value of the securities issued did not exceed $1,000,000 (at the date of issuance, the shares had an aggregate value of $75,000). The shares were issued to an investor for bona fide services previously provided to us, and were not in connection with a capital-raising transaction.

  On March 31, 1999, we closed a private placement of 184,667 shares of common stock to fourteen investors, raising aggregate proceeds of $114,667. The issuance and sale of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering. All of the purchasers represented to us that they were acquiring the shares for their own accord and not for the account or benefit of another person; that the shares were being acquired for investment and not with a view to the distribution thereof; and that the purchasers did not intend to sell or otherwise dispose of all or any part of the shares at the time of purchase or upon the occurrence or nonoccurrence of any predetermined event. Each purchaser also agreed that he or she would offer or resell shares only if the shares were registered under the Securities Act or an exemption from such registration was available. No advertising or public solicitation was used in the placement. We placed a restrictive legend on the certificates representing the shares and placed "stop transfer" instructions with its transfer agent.

  On May 6, 1999, we issued an aggregate of 102,000 shares of common stock to two investors for services previously rendered to us. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Rule 701 thereof. At the time of the issuance, DCH was not subject to the registration requirements of the Securities Exchange Act of 1934, and the value of the securities issued did not exceed $1,000,000 (at the date of issuance, the shares had an aggregate value of $61,549). The shares were issued to investors for bona fide services previously provided to us, and were not in connection with a capital-raising transaction.

  On May 11, 1999, we closed a private placement of 635,195 shares of common stock to three investors, raising an aggregate of $410,137. The issuance and sale of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offerings. All of the purchasers represented to us that they were acquiring the shares for their own accounts and not for the account or benefit of another person; that the shares were being acquired for investment and not with a view to the distribution thereof; and that the purchasers did not intend to sell or otherwise dispose of all or any part of the shares at the time of purchase or upon the occurrence or nonoccurrence of any predetermined event. Each purchaser also agreed that he or she would offer or resell shares only if the shares were registered under the Securities Act or an exemption from such registration was available. No advertising or public solicitation was used in the placement. We placed a restrictive legend on the certificates representing the shares and placed "stop transfer" instructions with its transfer agent.

  On June 23, 1999, we consummated an offering of 637,582 shares of its common stock to five investors pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). An aggregate of $475,552 was raised in this placement; all purchasers represented to us that they were "accredited investors" as defined in the Securities Act.

  On September 27, 1999 (prior to DCH becoming a "reporting company" under the Securities Exchange Act of 1934), we consummated an offering of 890,000 shares of our common stock to three investors pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). An aggregate of $348,900 was raised in this placement; the purchaser represented to us that he was an "accredited investor" as defined in the Securities Act.

  On September 30, 1999, we closed a private placement of 446,951 shares of common stock to three investors, raising an aggregate of $180,000. The issuance and sale of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering. All of the purchasers represented to us that they were acquiring the shares for their own accounts and not for the account or benefit of another person; that the shares were being acquired for investment and not with a view to the distribution thereof; and that the purchasers did not intend to sell or otherwise dispose of all or any part of the shares at the time of purchase or upon the occurrence or nonoccurrence of any predetermined event. Each purchaser also agreed that he or she would offer or resell shares only if the shares were registered under the Securities Act or an exemption from such registration were available. No advertising or public solicitation was used in the placement. We placed a restrictive legend on the certificates representing the shares and placed "stop transfer" instructions with its transfer agent.

  On September 30, 1999, we issued an aggregate of 563,436 shares of common stock to employees and consultants for services previously rendered to us. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Rule 701 thereof. At the time of the issuance, we were not subject to the registration requirements of the Securities Exchange Act of 1934, and the value of the securities issued did not exceed $1,000,000 (at the date of issuance, the shares had an aggregate value of $231,538). The shares were issued to investors for bona fide services previously provided to us, and were not in connection with a capital-raising transaction.

  On October 27, 1999, we closed a private placement of 1,173,337 shares of common stock to five investors, raising an aggregate of $603,231. The issuance and sale of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering. All of the purchasers represented to us that they were acquiring the shares for their own accounts and not for the account or benefit of another person; that the shares were being acquired for investment and not with a view to the distribution thereof; and that the purchasers did not intend to sell or otherwise dispose of all or any part of the shares at the time of purchase or upon the occurrence or nonoccurrence of any predetermined event. Each purchaser also agreed that he or she would offer or resell shares only if the shares were registered under the Securities Act or an exemption from such registration were available. No advertising or public solicitation was used in the placement. We placed a restrictive legend on the certificates representing the shares and placed "stop transfer" instructions with its transfer agent.

  On January 6, 2000 we closed an offering of 1,591,112 shares of common stock to thirty-four investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). An aggregate of $2,351,500 was raised in this placement. All purchasers represented to us that they were "accredited investors" as defined in the Securities Act.

                                    ITEM 6.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  We seek out patented technologies, secure those patented technologies through licensing agreements with the patent holders and convert the technologies into viable products, which we then produce and sell. We focus on technologies related to the use of hydrogen, primarily hydrogen gas sensors and fuel cells. To date, we have obtained our funding from private placements of equity securities and product sales and loans from officers and principal stockholders.

  Our limited operating history makes it difficult to evaluate our business. DCH was founded in November 1994 and we commercially released our first product, the Robust Hydrogen Sensor, in November 1998. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early stage companies. Among other things, we are faced with the need to establish our credibility with customers, vendors, distributors, advertising and other service providers, and prospective strategic partners. These parties are often understandably reluctant to do business with companies that have not had an opportunity to establish a track record of performance and accountability.

  Early stage companies must also devote substantial time and resources to recruiting qualified senior management and employees at all levels, and must make significant investments to develop and manufacture products and establish brand recognition. If we are unable to overcome some of these obstacles, we may be unable to achieve our business goals and raise sufficient capital to expand our business. These risks and uncertainties are increased due to the new and evolving nature of the hydrogen sensor and hydrogen fuel cell technologies. In addition, because we have a limited operating history, our past results may not be meaningful and you should not rely on them as indicators of our future performance.

  Our operating results are volatile and unpredictable, and are likely to fluctuate significantly in the future. We may fail to meet the expectations of public market analysts and investors, which could cause the market price of our common stock to decrease significantly. Our revenues, gross margins and other operating results may vary significantly from quarter to quarter. The fluctuations may be due to a number of factors, many of which are beyond our control, including actions of our competitors, market acceptance of our products, changes in pricing and margins, and unanticipated costs.

  We are growing rapidly and effectively managing our growth may be difficult. We are currently experiencing a period of significant expansion. In order to execute our business plan, we must continue to grow significantly by expanding our product line and hiring new employees. This growth will strain our management, resources and systems. Our ability to compete effectively and manage future growth, if any, will require us to implement and improve our operational, financial and management information systems on a timely basis and to attract, hire, train and retain additional personnel. If we cannot effectively manage our growth, our business could be harmed.

  Because of these and other factors, we do not believe that quarter-to-quarter comparisons of our historical results of operations are good predictors of our future performance. Furthermore, it is possible that in some future quarters our results of operations may fall below the expectations of securities analysts and investors. In this event, the trading price of our stock will likely be materially and adversely affected.

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

  For the year ended December 31, 1999, we had sales of $543,199 compared to sales of $207,580 for the year ended December 31, 1998. The increased sales in 1999 were due primarily to our introduction of our Robust Hydrogen Sensor product line in November 1998. In accordance with the growth in sales, the cost of products sold increased to $332,394 for the year ended December 31, 1999 compared to $66,480 for the comparable period in 1998. Gross profit was $210,805 for the year ended December 31, 1999 compared to $141,100 for the year ended December 31, 1998, also reflecting the increased sales.

  Selling, general and administrative expenses were $2,870,256 for the year ended December 31, 1999, compared to $2,880,897 for the comparable period in 1998. Substantially all of the selling, general and administrative expenses in 1999 were derived from the commercialization and introduction of the Robust Hydrogen Sensor product line, while the 1998 expenses reflected stock-based awards issued by us to employees and non-employees in consideration of services or goods provided.

  Depreciation and amortization increased to $65,336 for the year ended December 31, 1999, compared to $31,857 for the year ended December 31, 1998, due to purchases by us in 1999 of equipment for our operations. We expended $841,708 on research and development during the year ended December 31, 1999 compared to expenditures of $1,810,185 for the year ended December 31, 1998. The decrease was due to the movement of the Robust Hydrogen Sensor product line from the research and development phase to initial production, while research and development efforts continued on other DCH products.

  As a result of the foregoing factors, our net loss decreased to $3,587,473 for the year ended December 31, 1999, from a net loss of $4,577,656 for the year ended December 31, 1998. Due in part to an increase in the number of shares outstanding during the period, the net loss per share decreased to $.25 for the year ended December 31, 1999 from $.48 for the comparable period in 1998.

Liquidity and Capital Resources

  To date, we have funded our operations primarily through private placements of equity securities and secondarily through product sales and loans from officers and principal stockholders. Equity placements generated net proceeds of $2,862,756 during the year ended December 31, 1999 and $1,290,729 for the year ended December 31, 1998. At December 31, 1999, we had working capital of $900,945, including cash of $1,193,084, compared to working capital of $57,117, including $1,802 in cash, at December 31, 1998.

  Our cash increased by $1,191,282 during the year ended December 31, 1999. The increase was due primarily to financing activities, which provided $3,416,355 to us during the year ended December 31, 1999. Operating activities during the year ended December 31, 1999 utilized $2,021,190 of cash, and investing activities utilized $203,383 during the same period. In October 1998, we advanced the sum of $100,000 to

Hydrogen Burner Technology, Inc. ("HBT"), one of our customers, in anticipation of future services. The advance was to be repaid on or before September 30, 1999. On September 30, 1999, HBT and we agreed upon the services to be performed; HBT also agreed to issue 13,000 shares of its common stock to us in repayment of the advance.

  We remain dependent upon our ability to obtain outside financing through the issuance of additional securities until it achieves sustained profitability through increased sales. Management believes that we will require significant resources for the remainder of the year 2000, principally to fund our working capital needs to support the commercialization of our hydrogen sensor and fuel cell products and continuing research and development efforts. At the present time, we estimate that we will require approximately $15,300,000 to fund our operations (including the commercialization of our products and ongoing research and development) through the year 2001. We estimate that it would require approximately $2,300,000 to fund our operations for 2000. We expect to generate the necessary resources for our 2000 business plan through a combination of the contribution from sales of our products and additional private placements of equity securities. No assurances can be given, however, that we will be able to obtain such additional resources.

  We anticipate that our capital requirements of approximately $13,000,000 for the balance of the period ending December 31, 2001 will be met through cash generated from operations and from equity investments. There can be no assurance, however, that we will be able to generate capital sufficient to meet these long-term needs.

  We may engage in future acquisitions that may harm our financial results, cause our stock price to decline, or dilute our stockholders' interest in DCH. We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. We do not have any present understanding, nor are we having any discussions relating to any such acquisition or investment. Any such acquisition or investment could harm our operating results or cause our stock price to decline because:

  . the amount of time and level of resources required to successfully integrate its business operation could be substantial;

  . challenges in assimilating personnel, organizational structure, and technology could cause significant delays in executing other key areas of our business plan;

  . the key personnel of the acquired company may decide not to work for us, which could result in the loss of key technical or business knowledge to us;

  . our management's attention could be diverted from our other business operations; and

  . we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders.

  We may be unable to meet our future financing requirements. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through the year ending December 2000. If cash generated from operations is insufficient to satisfy our liquidity requirements after that date, we may need to raise additional funds through the sale of additional equity or debt securities or through a credit facility. Our capital requirements depend on many factors, including but not limited to the following:

  . the rate at which we develop and introduce our products;

  . the market acceptance and competitive position of our products;

  . the level of promotion and advertising required to market our products and to attain a competitive position in the marketplace; and

  . the response of competitors to our products.

  If we require additional funding, such funding might not be available on terms favorable to our stockholders or us, and might not be adequate to address our needs. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

  If we are unsuccessful in generating anticipated resources from one or more of the anticipated sources and we are unable to replace any shortfall with funding from another source, we may be able to extend the period for which available resources would prove adequate by deferring the satisfaction of various commitments or otherwise scaling back operations. If we were unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected. Our financial statements have been prepared under the assumption of a going concern. Failure to generate required resources and to achieve sustained profitability would have an adverse effect on the financial position, results of operations, cash flows and our prospects and ultimately on our ability to continue as a going concern.

Year 2000 Readiness Disclosure

  The year 2000 issue refers to the potential for failure of computer systems that use two digits rather than four digits to identify the applicable year. Many computers and other equipment with embedded chips or microprocessors may not be able to appropriately interpret dates after December 31, 1999, because such systems use only two digits to indicate a year in the date field rather than four digits. If not corrected, many computers and computer applications could fail or create miscalculations, causing disruptions to Our operations. In addition, the failure of customer and supplier computer systems could result in interruption of sales and deliveries of key supplies or utilities. Because of the complexity of the issues and the number of parties involved, we cannot reasonably predict with certainty the nature or likelihood of such impacts.

  We have actively addressed this situation and anticipate that we will not experience a material adverse impact to our operations, liquidity or financial condition related to systems under control. We have has addressed the year 2000 issue in four overlapping phases: (i) identification and assessment of all critical software systems and equipment requiring modification or replacement prior to 2000; (ii) assessment of critical business relationships requiring modification prior to 2000; (iii) corrective action and testing of critical systems; and (iv) development of contingency and business continuation plans to mitigate any disruption to our operations arising from the year 2000 issue.

  We have obtained information from its external service providers, significant suppliers and customers, and financial institutions to confirm their plans and readiness to become year 2000 compliant, in order to better understand and evaluate how their year 2000 issues may affect our operations. Based on this information received to date, we believe that we have received reasonable assurances that our material service providers, suppliers, customers and financial institutions are Year 2000 compliant.

  In 1998, we contracted with a year 2000 consultant who, in concert with our personnel and one of our aerospace customers, conducted a comprehensive evaluation of all its systems, including the internal network, local microcomputers, test equipment, financial systems and software embedded in its products. Based on this testing, we were found to be year 2000 compliant in all of our products and internal systems. We have has also received assurances from the suppliers of the software we employ that such software is year 2000 compliant, and has obtained assurances that any computer software and hardware purchased in 1999 is year 2000 compliant. We do not believe that our insistence upon year 2000 compliant hardware or software will materially increase the cost thereof.

  We sell our products for integration in other systems developed by its customers. While we believe those systems to be year 2000 compliant, we have no control over the ability and internal commitment of such customers to meet this goal. Therefore, the possibility remains that some of our products may be integrated with other companies' non-year 2000 compliant equipment.

  On January 1, 2000, a critical date in regards to all year 2000 compliance systems, we did not experience any problems with our products or internal systems. As of March 20, 2000, we had not experienced any year 2000 problems. However, there can be no assurance that we will not experience any year 2000 problems in the foreseeable future.

                                    ITEM 8.

                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III.

                                    ITEM 9.

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers And Key Employees

  The following table sets forth certain information, as of December 31, 1999, concerning DCH's executive officers and directors:

          Name           Age                      Position(s)
          ----           ---                      ----------
David P. Haberman.......  38 Chairman of the Board of Directors and Vice
                             President, Technology and Planning
David A. Walker.........  42 President, Vice President of Business Operations and
                             Director
Stephanie L. Hoffman....  42 Vice President and General Manager, Fuel Cell
                             Division
Randall S. Firestone....  44 Director
Dr. William L.
 Firestone..............  78 Director
Robert S. Walker........  56 Director
Raymond N. Winkel.......  70 Director

  David P. Haberman is the Chairman of DCH's Board of Directors and has served in that capacity and as Vice President, Technology and Planning since co-founding DCH with David A. Walker in November 1994. Mr. Haberman served as an engineering consultant at CBOL Corporation between 1993 and 1994 and served in various technical capacities at the Astronautics Corporation of America from 1983 to 1993. He is an experienced applications engineer and has a background in the design and development of hardware. In addition, Mr. Haberman was elected to the Board of Directors of the National Hydrogen Association in April 1999 and previously served on that Board between 1996 and 1998. Since October 1998, Mr. Haberman has also served as a member of the Hydrogen Technical Advisory Panel, which reports to Congress on hydrogen-related issues. Mr. Haberman also serves as an American delegate to the International Standards Organization (ISO) on hydrogen safety.

  David A. Walker was appointed President of DCH upon the retirement of Dr. William L. Firestone in April 1999. Prior to that, he served as Vice President, Operations of DCH since co-founding DCH with David P. Haberman in November 1994. In addition, he served on the Board of Directors from the inception of DCH through May 1997, and has served on the current Board since January 1999. Mr. Walker also worked as an independent management consultant for the Management Resource Group and the George S. May International Company between January 1990 and November 1994. Between 1981 and 1990, he served in various management capacities for Rockwell International. He is a member of the American Society for Quality, the American Management Association, a Certified Quality Auditor and Certified Management Consultant. Mr. Walker holds a B.S. degree in Business Administration from California Baptist College and a M.S. degree in Human Resource Management from Chapman University. Mr. Walker is no relation to Board Member Robert S. Walker.

  Stephanie L. Hoffman has served as Vice President and General Manager of our fuel cell division since her appointment in September 1999. From 1989 to 1999, Ms. Hoffman served as Director of Strategic Technology Planning, Manager and Program Planner for advanced product portfolios for the Cutler-Hammer division of Eaton Corporation, a leader in fuel cell technology development. During her employment with Eaton

Corporation, Ms. Hoffman managed in-depth opportunity and risk assessments of fuel cell technologies, products and services and developed commercial business plans for fuel cell market entry. She is a member of the Society of Automotive Engineers, the Society for Competitive Intelligence Professionals and has served on the Steering Committee for Advanced Automotive Electrical/Electronic Systems with DaimlerChrysler, BMW, Ford, GM and Volvo. In 1980, Ms. Hoffman received her B.A. in General Studies from Luther College. Ms Hoffman also holds a certificate of completion in General Business Management from Northwestern University Kellogg School of Business and has attended executive business courses at the University of Chicago School of Business, the University of Michigan Business School and California Institute of Technology.

  Randall S. Firestone has served as a member of DCH's Board of Directors since December 1997. Mr. Firestone is a licensed California attorney and has operated his own practice in Hermosa Beach, California, specializing in civil litigation, since 1984. Mr. Firestone has done extensive lecturing and volunteer work and served on the Speaker's Bureau of the Anti-Defamation League from 1979 through 1986. Mr. Firestone is the son of Dr. William L. Firestone, a member of DCH's Board of Directors.

  Dr. William L. Firestone has served as a member of DCH's Board of Directors since May 1997. He served as President of DCH Technology between May 1997 and April 1999. Dr. Firestone had been in retirement before joining DCH. He served as General Manager at Rogerson Kratos Co. from 1991 to 1993. From 1988 to 1991 he was an independent management consultant. Between 1983 and 1988, he served as President of Jerrold Electronics and Teloc, Inc. Prior to this, he served as a Vice President and General Manager of Texscan Corporation, RCA, Hallicrafters Corp. and Whittaker Corp. between 1965 and 1983. Between 1955 and 1965, he served in various capacities at Motorola. Dr. Firestone holds a B.S. in Electrical Engineering from the University of Colorado, an M.S. in Electrical Engineering from the Illinois Institute of Technology, and a Ph.D. in Electrical Engineering from Northwestern University. Dr. Firestone is the father of Randall Firestone, a member of DCH's Board of Directors.

  Daniel Teran has served as a member of DCH's Board of Directors since December 1997. Mr. Teran is a Certified Public Accountant licensed in the state of California and has had his own practice in the city of Los Alamitos in Orange County since July 1989. He offers services in accounting, systems setup and design and taxation. He also provides tax planning and tax return preparation for individuals and businesses, and represents clients in audits with the Internal Revenue Service and the California Franchise Tax Board. Prior to July 1989, he worked as Chief Financial Officer for the Stephen Hopkins Development Company (a shopping center developer) and as Controller for NRC Construction Company. He also served as an auditor for Seidman and Seidman (a large national public accounting firm). He is an active member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants, and has served on various committees within these professional organizations. He received a B.S. degree in Accounting from California State University at Long Beach.

  Robert S. Walker has served as a member of DCH's Board of Directors since January 1999. Mr. Walker has served as President of the Wexler Group, a Washington D.C.-based lobbying firm, since his retirement from Congress in 1997 where he had served as a representative from Pennsylvania since 1977. During his tenure in the House, he authored the Hydrogen Future Act of 1996 and served as Chairman of the House Science Committee. Also, he served as Vice Chairman of the Budget Committee, Chairman of the Republican Leadership, Chief Deputy Minority Whip, and a member of Speaker Newt Gingrich's six person Advisory Group. For many years, he was an active and influential member of the Republican majority in Congress. Mr. Walker also serves on the Board of Trustees of the Aerospace Corporation, the United States Space Science Foundation, and the Susquehana Center for Public Policy. He is also a member of the Advisory Board for the Imax Corporation. He is a fellow at Millersville University and Franklin and Marshall College, and serves as a regular academic lecturer. In addition, he continues to be a frequent guest on CNBC's "Hardball," PBS's "The Lehrer Newshour," and other C-SPAN, CNN, FOX and MSNBC programs. Mr. Walker began his career as a high school teacher and congressional aide. He received a B.S. degree in Education from Millersville University, an M.A. degree in Political Science from the University of Delaware and an Honorary Doctor of Laws from Franklin and Marshall College. Mr. Walker is no relation to DCH President and Board member David A. Walker.

  Raymond N. Winkel, a retired US Navy Rear Admiral, has served as a member of DCH's Board of Directors since December 1996. He served as Vice President of Programs for Astronautics Corporation of America in Milwaukee, Wisconsin from 1984 until his retirement in 1995. Prior to this, he was Vice President of the Telephonics Corporation between 1980 to 1983. However, the majority of his career was spent in the United States Navy, working his way as one of the few enlisted men to ever reach flag Rank. Admiral Winkel joined the Navy in 1947, flew the four engine P4Y2 Privateer Anti-Submarine Warfare Aircraft during the Korean War and later served in several important capacities until joining the Naval Air Systems Command in Washington in 1971. Admiral Winkel has been awarded the Air Medal, the Naval Aviator's Gold Wings, the Legion of Merit, the Presidential Meritorious Service Medal, the Secretary of the Navy Commendation Medal, the Good Conduct Medal, the National Defense Service Medal (with the Bronze Star), the China Service Medal, the Korean Presidential Unit Citation Ribbon and a number of other medals and citations. Adm. Winkel earned a B.S. degree at Naval Post Graduate School in Monterey, California, a M.S. degree from Villanova University, and graduated from the Advanced Management Program at Harvard University.

  All of our officers serve at the discretion of the Board of Directors. Directors serve until the next annual meeting of DCH's shareholders, or until their successors have been duly elected and qualified.

Committees of the Board of Directors

  The Board of Directors of DCH currently has a Compensation Committee, an Audit Committee, a Legal Committee, a Public Policy Committee and a Technical Committee. The functions of each of these committees are described and the members of each are listed below.

  The Compensation Committee is chaired by David A. Walker. Dr. William L. Firestone, Daniel Teran and Robert S. Walker serve as the other Committee members. The Compensation Committee renders advice with respect to compensation matters and administers our equity and incentive compensation plans.

  The Audit Committee is comprised of Daniel Teran (who serves as Chairman), Randall S. Firestone and Robert S. Walker. The Audit Committee is responsible for supervising our auditors and reviewing the financial condition of us.

  Randall S. Firestone serves as the sole member of the Legal Committee. The Legal Committee is responsible for monitoring changes in the law that may be applicable to DCH, and for supervising the activities of our outside legal counsel.

  The Public Policy Committee is chaired by Robert S. Walker; David P. Haberman and Raymond N. Winkel serve as the other members of the Committee. The Public Policy Committee is responsible for monitoring and reporting on activity occurring in government relating to hydrogen and other matters that could affect us, our products and/or our marketing strategies.

  The Technical Committee is chaired by Raymond N. Winkel; it also consists of David P. Haberman and Dr. William L. Firestone. Dr. John Barclay (President of CryoFuel Systems, Inc.) is an outside adviser to this Committee. The Technical Committee examines new and existing technologies and renders advice to us regarding potential products based on those technologies.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16 of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of 10% or more of our common stock to file reports of ownership (Form 3) and changes in ownership (Forms 4 and 5) with the SEC and to furnish us with copies of all such forms which they file with the SEC.

  During 1999, each of Messrs. David Haberman, David Walker, Randall Firestone, William Firestone, Robert Walker and Raymond Winkel did not timely file a Form 3 upon becoming subject to the reporting requirements of Section
16. Subsequently, all required Form 3 forms were filed by the previously named individuals. In making the foregoing disclosure, we have relied solely on our review of copies of forms filed by such persons with the SEC.

                                   ITEM 10.

                            EXECUTIVE COMPENSATION

Executive Compensation Summary

  The following table provides compensation information for the period indicated with respect to the persons who served as our Chief Executive Officers (the "Named Executive Officers") for the fiscal years ended December 31, 1999, 1998 and 1997. No other executive officer of DCH received total salary and bonus in excess of $100,000 during the years ended December 31, 1999, 1998 and 1997.

                                                                     Long-Term
                                                                    Compensation
                                                          Annual    ------------
                                                       Compensation  Number of
                                                       ------------  Securities
                                                Fiscal               Underlying
Name                                             Year   Salary ($)  Options (#)
----                                            ------ ------------ ------------
David A. Walker, President.....................  1999       $0(1)    1,350,000
Dr. William L. Firestone (2)...................  1999       $0         675,000
Dr. William L. Firestone.......................  1998       $0         393,000
Dr. William L. Firestone.......................  1997       $0         281,475

--------
(1) Mr. Walker received $10,563 during the year ended December 31, 1999 as reimbursement for automobile expenses.

(2) Dr. Firestone resigned as President of DCH on April 20, 1999. David A. Walker was elected on that same date.

Employment Agreements

  We currently have employment agreements with each of David P. Haberman and David A. Walker, our Vice President, Technology and Planning, and President, respectively. Each employment agreement commenced on January 1, 1995 and terminates on December 31, 2000, and provides for an annual salary currently set at $100,000. Neither of the employment agreements provides for additional payments upon a change in control. Messers. Haberman and Walker have declined any cash compensation due under their respective employment agreements since the inception of their contracts. Mr. Walker has accepted approximately $10,563 as reimbursement for automobile expenses incurred during the year ended December 31, 1999.

Fiscal Year Option Grants

  There were no option grants to the Named Executive Officer for the year ended December 31, 1999, and we granted officers, employees and consultants options to purchase an aggregate of 2,135,356 shares of our common stock in that same year. There were 393,525 options granted to the Named Executive Officer for the year ended December 31, 1998, and 727,000 options to purchase shares of our common stock were granted to our employees. There were no option grants made in the year ended December 31, 1997 to the Named Executive Officer, or any of our employees, officers or consultants.

Fiscal Year Option Exercises and Fiscal Year-End Option Values

  Shown below is information regarding unexercised stock options held by the Named Executive Officer at the years ended December 31, 1999, 1998 and 1997. No Named Executive Officer exercised options in the year ended December 31, 1999.

                                                               Value of Unexercised
                                     Number of Unexercised    In-the-Money Options at
                                    Options at Year End(#)          Year End($)
                            Fiscal ------------------------- -------------------------
Name                         Year  Exercisable Unexercisable Exercisable Unexercisable
----                        ------ ----------- ------------- ----------- -------------
David A. Walker...........   1999   1,350,000        0       $4,009,500        $0
Dr. William L. Firestone..   1999     675,000        0       $2,004,750        $0
Dr. William L. Firestone..   1998     393,525        0       $  330,561        $0
Dr. William L. Firestone..   1997     281,475        0       $  247,698        $0

  The value of unexercised in-the-money options for David Walker and Dr. William Firestone in fiscal year 1999 is based on a per share fair market value of our common stock equal to $2.97 at December 31, 1999, the closing price for our common stock on that date as reported by various market makers for our common stock on the NASD OTC Market Bulletin Board.

  The value of unexercised in-the-money options for Dr. William Firestone in fiscal year 1998 is based on a per share fair market value of our common stock equal to $.84 at December 31, 1998, the closing price for our common stock on that date as reported by various market makers for our common stock on the NASD Over-The-Counter Market Bulletin Board.

  The value of unexercised in-the-money options for Dr. William Firestone in fiscal year 1997 is based on a per share fair market value of our common stock equal to $.88 at December 31, 1997, the closing price for our common stock on that date as reported by various market makers for our common stock on the NASD Over-The-Counter Market Bulletin Board.

Director Compensation

  Effective in 1999, compensation for members of our Board of Directors (regardless of whether such members are employees of DCH) has been established as follows:

    For serving on the Board of Directors, $10,000 per year;

    For each Board meeting, $2,000;

    For chairing a committee, $2,000;

    For serving on a committee, $2,000; and

    For each working committee meeting, $2,000

  Although the above compensation has not yet been paid out, we expect to do so in 2000. At our option, this compensation, payable at the end of the year, may be paid in cash or in shares of our common stock.

  In addition, each non-employee director receives reimbursement for the expenses that he incurs in traveling to meetings of the Board of Directors or any of its committees.

                                   ITEM 11.

                         SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2000 (i) by each director of DCH; (ii) by each person known by DCH to own beneficially more than five percent of our common stock; (iii) by the Named Executive Officers and (iv) by all directors and executive officers of DCH as a group.

  Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own. The address of all persons listed below is c/o DCH Technology, Inc. 27811 Avenue Hopkins, #6, Valencia, California 91355.

  The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting or investment power and also any shares which the individual has the right to acquire within 60 days after January 10, 2000. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person named in the table has sole voting and investment power (or shares such power with his or her spouse) with respect to all shares of common stock listed as owned by such person. The total number of outstanding shares of common stock at February 28, 2000 is 20,703,141.

                                                         Amount And
                                                         Nature Of
                                                         Beneficial Percent Of
          Name And Address Of Beneficial Owner                        Class
          ------------------------------------           ---------- ----------
David A. Walker......................................... 2,371,280     10.8%
David P. Haberman....................................... 2,257,966     10.2%
Randall S. Firestone.................................... 1,236,170      5.9%
Dr. William L. Firestone................................ 1,971,854      9.2%
Daniel Teran............................................   153,000        *
Robert S. Walker........................................    79,250        *
Raymond Winkel..........................................   246,790        *
Stephanie Hoffman.......................................   705,979      3.3%
All executive officers and directors as a group (8
 persons)............................................... 9,022,289     35.5%

-------
* Less than one percent.

  The shares listed as owned by David A. Walker include 1,350,000 shares of common stock issuable to him pursuant to option exercisable on or within 60 days of February 28, 2000.

  The shares listed are owned by David P. Haberman include 1,400,000 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 28, 2000.

  The shares listed as owned by Randall S. Firestone include 116,750 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 28, 2000.

  The shares listed as owned by Dr. William L. Firestone include 748,000 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 28, 2000.

  The shares listed as owned by Daniel Teran include 123,000 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 28, 2000.

  The shares listed as owned by Robert Walker include 79,250 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 28, 2000.

  The shares listed as owned by Raymond Winkel include 166,750 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 28, 2000.

  The shares listed as owned by Stephanie Hoffman include 677,979 shares of common stock issuable to her pursuant to options and 25,000 shares of common stock issuable to her pursuant to warrants exerciseable on or within 60 days of February 28, 2000.

  The shares listed as owned by all executive officers and directors include an aggregate of 4,686,729 shares of common stock issuable to them pursuant to options exercisable on or within 60 days of February 28, 2000.

                                   ITEM 12.

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  No officer or director loaned us an amount in excess of $60,000 in the year ended December 31, 1999.

  In the year ended December 31, 1998, certain officers and directors were granted options to purchase shares of our common stock as consideration for past services performed, including services performed during prior fiscal years. All of these options have an exercise price of $0.25 per share, expire on December 31, 2008 and were fully vested on the date of grant. The following table sets forth such option grants:

                         NUMBER OF SHARES FOR SERVICE

                                                          Underlying   During
       Name                                                Options   Fiscal Year
       ----                                               ---------- -----------
       Randall S. Firestone..............................   50,000      1998

       William L. Firestone..............................  393,525      1998
                                                           281,475      1997

       David P. Haberman.................................  364,000      1998
                                                           364,000      1997
                                                           364,000      1996
                                                           308,000      1995

       Daniel Teran......................................   50,000      1998

       David A. Walker...................................  363,000      1998
                                                           342,200      1997
                                                           326,600      1996
                                                           318,200      1995

       Raymond N. Winkel.................................  100,000      1998

  On October 30, 1998, David P. Haberman, our Chairman of the Board of Directors and Vice President, Technology and Planning, exercised options to purchase 80,000 shares of our common stock at an exercise price of $0.25 per share. On December 21, 1999 David P. Haberman also exercised options to purchase 15,000 shares of common stock at an exercise price of $0.25 per share. No other officers or directors exercised options during the year ended December 31, 1999.

  We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We intend that all future transactions, including loans, between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of the board of directors, including a majority of the independent and disinterested directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                   ITEM 13.

                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

  Documents filed as part of this Report:

    1. Financial Statement Schedules. The financial statement schedules of DCH have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

    2. Exhibits.

 Form 10-SB
 Exhibit No. Description
 ----------- -----------
  2.1        Articles of Incorporation of Connection Sports International,
             Inc., as amended.(1)

  2.2        Bylaws of DCH Technology, Inc.(1)

  3.1 Agreement and Plan of Reorganization, dated May 28, 1997, by and among Connection Sports International, Inc., DCH Technology, Inc., a California corporation, and its shareholders.(1)

  3.2        Specimen certificate for the Registrant's common stock.(1)
  6.1 License Agreement, dated April 24, 1996, by and between Registrant and Sandia Corporation.(1)(2)

  6.2        Limited Exclusive Field of Use Patent License Agreement, dated
             March 15, 1999, by and between Registrant and The Regents of the University of California.(1)(2)

  6.3        Nonexclusive Field of Use Patent License Agreement, dated March
             15, 1999, by and between Registrant and The Regents of the University of California.(1)(2)

  6.4        LANL Modular CRADA Stevenson-Wydler Cooperative Research and
             Development Agreement No. LA98C10384, dated October 30, 1998, by and between Registrant and The Regents of the University of California.(1)(2)

  6.5        Stevenson-Wydler Cooperative Research and Development Agreement
             No. ORNL 96-0454, dated September 26, 1996, as amended, by and between Registrant and Lockheed Martin Energy Research
             Corporation.(1)(2)

  6.5(a)     Amendment B to Cooperative Research and Development Agreement No.
             ORNL 96-0454.(1)(2)

  6.6        Sole Commercial Patent License Agreement, dated September 26,
             1996, by and between Registrant and Lockheed Martin Energy
             Research Corporation.(1)(2)

  6.7 Exclusive License Agreement, effective as of May 15, 1998, by and between Registrant and Simon Fraser University.(1)(2)

  6.8 Stevenson-Wydler Cooperative Research and Development Agreement, dated May 6, 1996, as amended, by and between Amerisen and Midwest
             Research Institute.(1)(2)

  6.8(a)     Modification Number 3 to Cooperative Research and Development
             Agreement No. CRD-96-046.(1)(2)

  6.9        Agency Agreement, dated January 18, 1999, by and between
             Registrant and Horiba, Ltd.(1)

  6.10       Employment Agreement, dated December 31, 1994, by and between
             Registrant and David A. Walker.(1)

  6.11       Employment Agreement, dated December 31, 1994, by and between
             Registrant and David P. Haberman.(1)

  6.12       Limited Liability Company Operating Agreement, dated July 31,
             1998, of Renewable Energies Group LLC.(1)

   6.13 Operating Agreement of Infrasol LLC, dated July 31, 1998.(1)

   6.14 Standard Industrial/Commercial Multi-Tenant Lease- Gross, dated April
        28, 1998, by and between Registrant and Bradmore Realty Investment
        Company, Ltd.(1)

   6.15 Standard Industrial/Commercial Multi Tenant Lease- Gross, dated April
        2, 1999, by and between Registrant and Valencia Gardens.(1)

   6.16 Lease Agreement, dated as of April 22, 1999, by and between Registrant and Welton Family Limited Partnership.(1)

  27.1  Financial Data Schedule (3)

--------
(1) Incorporated by reference from Registrant's Registration Statement on Form 10-SB (File No. 000-26957)

(2) Portions omitted pursuant to a request for confidentiality filed with the Commission.

(3) Incorporated by reference from Registrant's Registration Statement on Form SB-2, as amended March 15, 2000, (File No. 333-96509).

    4. Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Valencia, State of California, on March 24, 2000.

                                          DCH TECHNOLOGY, INC.

                                                   /s/ David A. Walker
                                          By: _________________________________
                                                      David A. Walker
                                                         President

  In accordance with the Exchange Act, this Annual Report on Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

            Signature                          Title                       Date
            ---------                          -----                       ----

      /s/ David A. Walker          President, Director, Chief         March 24, 2000
_________________________________  Executive Officer and Chief
         David A. Walker           Financial Officer (principal
                                   accounting officer)

     /s/ David P. Haberman         Vice President and Director        March 24, 2000
_________________________________
        David P. Haberman

   /s/ Randall S. Firestone        Director                           March 24, 2000
_________________________________
      Randall S. Firestone

                                   Director                           March 24, 2000
_________________________________
        Robert S. Walker

     /s/ Raymond N. Winkel         Director                           March 24, 2000
_________________________________
        Raymond N. Winkel

 /s/ Dr. William L. Firestone      Director                           March 24, 2000
_________________________________
    Dr. William L. Firestone

                                    ITEM 7.

                              FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Pages
                                                                           -----
Independent Auditors' Report..............................................  F-2

Consolidated Balance Sheet................................................  F-3

Consolidated Statements of Operations.....................................  F-4

Consolidated Statements of Stockholders' Equity (Deficit).................  F-5

Consolidated Statements of Cash Flows.....................................  F-6

Notes to Consolidated Financial Statements................................  F-8

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of
DCH Technology, Inc.

  We have audited the accompanying consolidated balance sheet of DCH Technology, Inc. and Subsidiary as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of DCH Technology, Inc. and Subsidiary at December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

                                          /s/ Lucas, Horsfall, Murphy &
                                           Pindroh, LLP

Pasadena, California
February 22, 2000

                      DCH TECHNOLOGY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               December 31, 1999

                                    ASSETS
                                    ------
CURRENT ASSETS
  Cash............................................................ $ 1,193,084
  Accounts receivable.............................................     143,128
  Inventory.......................................................     127,319
  Prepaid expenses................................................      90,248
  Other receivable................................................     191,100
                                                                   -----------
    Total current assets..........................................   1,744,879
PROPERTY AND EQUIPMENT--NET.......................................     217,665
OTHER ASSETS
  Intangible assets, net of amortization..........................      98,577
  Investments with no readily determinable fair value.............     215,000
                                                                   -----------
    Total other assets............................................     313,577
                                                                   -----------
                                                                   $ 2,276,121
                                                                   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES
  Accounts payable................................................ $   244,539
  Accrued expenses................................................     510,690
  Accrued payroll and vacation....................................      74,872
  Capital lease obligation, net of long-term portion..............      13,833
                                                                   -----------
    Total current liabilities.....................................     843,934
LONG TERM LIABILITIES
  Capital lease obligation, net of current portion................      30,344
                                                                   -----------
    Total liabilities.............................................     874,278
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
  Preferred stock, $0.10 par value 5,000,000 shares authorized, no
   shares issued and outstanding..................................         --
  Common stock, $0.01 par value, 50,000,000 shares authorized,
   19,325,995 shares issued and outstanding.......................     193,259
  Additional paid-in-capital......................................   9,775,433
  Common stock subscribed, 145,556 shares.........................     131,000
  Less: investment in limited liability companies.................     (79,445)
                                                                   -----------
                                                                    10,020,247
  Accumulated deficit.............................................  (8,618,404)
                                                                   -----------
    Total stockholders' equity....................................   1,401,843
                                                                   -----------
                                                                   $ 2,276,121
                                                                   ===========

          See Accompanying Notes to Consolidated Financial Statements.

                      DCH TECHNOLOGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Year Ended
                                                           December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
Sales................................................ $   543,199  $   207,580
Cost of products sold................................     332,394       66,480
                                                      -----------  -----------
Gross profit.........................................     210,805      141,100
Operating expenses:
  Selling, general and administrative expenses.......   2,870,256    2,880,897
  Depreciation and amortization......................      65,336       31,857
  Research and development...........................     841,708    1,810,185
                                                      -----------  -----------
    Total operating expenses.........................   3,777,300    4,722,939
                                                      -----------  -----------
(Loss) from operations...............................  (3,566,495)  (4,581,839)
Other income (expenses)
  Equity (loss) in limited liability companies.......     (19,554)         --
  Interest income and other income (expenses)........      (1,424)       4,183
                                                      -----------  -----------
Net (loss)........................................... $(3,587,473) $(4,577,656)
                                                      ===========  ===========
Weighted average common shares outstanding...........  14,518,656    9,579,059
                                                      ===========  ===========
Net (loss) per common share
  Basic.............................................. $     (0.25) $     (0.48)
                                                      ===========  ===========



          See Accompanying Notes to Consolidated Financial Statements.

                      DCH TECHNOLOGY, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Common Stock
                                       ------------------------------  Additional
                                         Shares                         Paid-in-
                                         Issued    Amount  Subscribed   Capital
                                       ---------- -------- ----------  ----------
Balances at December 31, 1997........   7,279,731 $ 72,797 $     --    $  319,806
Issuance of common stock and warrants
 for services........................   2,874,882   28,749       --     2,118,938
Issuance of common stock options for
 services............................         --       --        --     1,194,353
Issuance of common stock and warrants
 for cash............................   1,978,446   19,784       --     1,270,945
Issuance of common stock to acquire
 interest in Infrasoll LLC and
 Renewable Energies, LLC.............      60,000      600       --        98,400
Issuance of common stock pursuant to
 exercise of stock options...........      80,000      800       --        19,200
Common stock subscription............         --       --    100,000          --
Net loss.............................         --       --        --           --
                                       ---------- -------- ---------   ----------
Balances at December 31, 1998........  12,273,059  122,730   100,000    5,021,642

Issuance of common stock, options and
 warrants for services...............     848,469    8,485       --     1,216,660
Issuance of common stock and warrants
 for cash............................   4,810,087   48,101       --     2,814,655
Issuance of common stock for payment
 of debt.............................      16,043      160       --        14,278
Issuance of common stock pursuant to
 exercise of warrants and options....   1,218,337   12,183       --       609,798
Payment on common stock
 subscriptions.......................     160,000    1,600  (100,000)      98,400
Common stock subscription............         --       --    131,000          --
Investment in limited liability
 companies...........................         --       --        --           --
Net loss.............................         --       --        --           --
                                       ---------- -------- ---------   ----------
Balances at December 31, 1999........  19,325,995 $193,259 $ 131,000   $9,775,433
                                       ========== ======== =========   ==========

                                        Investment
                                        in Limited                   Total
                           Subscription Liabilities Accumulated  Stockholders'
                            Receivable   Companies    Deficit       Equity
                           ------------ ----------- -----------  -------------
Balances at December 31,
 1997.....................  $     --     $    --    $  (453,275)  $   (60,672)
Issuance of common stock
 and warrants for
 services.................        --          --            --      2,147,687
Issuance of common stock
 options for services.....        --          --            --      1,194,353
Issuance of common stock
 and warrants for cash....        --          --            --      1,290,729
Issuance of common stock
 to acquire interest in
 Infrasoll LLC and
 Renewable Energies, LLC..        --          --            --         99,000
Issuance of common stock
 pursuant to exercise of
 stock options............        --          --            --         20,000
Common stock
 subscription.............   (100,000)        --            --            --
Net loss..................        --          --     (4,577,656)   (4,577,656)
                            ---------    --------   -----------   -----------
Balances at December 31,
 1998.....................   (100,000)        --     (5,030,931)      113,441
Issuance of common stock,
 options and warrants for
 services.................        --          --            --      1,225,145
Issuance of common stock
 and warrants for cash....        --          --            --      2,862,756
Issuance of common stock
 for payment of debt......        --          --            --         14,438
Issuance of common stock
 pursuant to exercise of
 warrants and options.....        --          --            --        621,981
Payment on common stock
 subscriptions............    100,000         --            --        100,000
Common stock
 subscription.............        --          --            --        131,000
Investment in limited
 liability companies......        --      (79,445)          --        (79,445)
Net loss..................        --          --     (3,587,473)   (3,587,473)
                            ---------    --------   -----------   -----------
Balances at December 31,
 1999.....................  $     --     $(79,445)  $(8,618,404)  $ 1,401,843
                            =========    ========   ===========   ===========

          See Accompanying Notes to Consolidated Financial Statements.

                      DCH TECHNOLOGY, INC., AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Year Ended
                                                           December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
  Net loss........................................... $(3,587,473) $(4,577,656)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation and amortization....................      65,336       31,857
    Loss on disposal of equipment....................       6,628          --
    Issuance of stock, warrants and options for
     services........................................   1,225,145    3,342,040
    Loss from investment in partnerships.............      19,554          --
    Investment received for services.................    (150,000)         --
  Change in:
    Accounts receivable..............................     (84,299)     (47,099)
    Inventory........................................      16,395     (143,714)
    Prepaid expenses.................................     (90,248)       1,500
    Other receivable.................................     (60,100)         --
    Accounts payable.................................      73,109      125,102
    Accrued expenses.................................     469,891       40,799
    Accrued payroll and vacation.....................      74,872          --
    Deferred revenue.................................         --        (1,200)
                                                      -----------  -----------
      Net cash provided (used) by operating
       activities....................................  (2,021,190)  (1,228,371)
                                                      -----------  -----------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES
  Advance to customer................................         --      (100,000)
  Purchase of licenses and intellectual property.....     (87,000)     (30,000)
  Purchase of equipment..............................    (116,883)    (118,988)
                                                      -----------  -----------
      Net cash provided (used) by investing
       activities....................................    (203,883)    (248,988)
                                                      -----------  -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES
  Sale of common stock and warrants..................   2,862,756    1,310,729
  Advances from stockholders.........................         --       167,292
  Repayments of stockholder advances.................    (165,921)         --
  Principal payments on capital lease................      (2,461)         --
  Proceeds for exercise of warrants..................     621,981          --
  Proceeds from common stock subscriptions
   receivable........................................     100,000          --
                                                      -----------  -----------
    Net cash provided (used) by financing
     activities......................................   3,416,355    1,478,021
                                                      -----------  -----------
Net increase (decrease) in cash......................   1,191,282          662
Cash, beginning of period............................       1,802        1,140
                                                      -----------  -----------
Cash, end of period.................................. $ 1,193,084  $     1,802
                                                      ===========  ===========
Supplemental disclosure of cash flow information is as follows:

  Cash paid for
    Interest......................................... $     1,085          --
    Income taxes.....................................       2,578      $ 1,600

          See Accompanying Notes to Consolidated Financial Statements.

Non-cash transactions

  During the year ended December 31, 1998, $99,000 of common stock was issued in connection with the Company's acquisition of interests in Infrasol, LLC and Renewable Energies, LLC.

  During the year ended December 31, 1999, $65,000 of Hydrogen Burner Technology common stock was received in satisfaction of a related advance to customer, accounts payable and deferred revenue.

  During the year ended December 31, 1999, the Company entered into two capital lease agreements for $46,638 to purchase computer equipment.

  During the year ended December 31, 1999, the Company issued $14,438 of common stock in payment of debt.



         See Accompanying Notes to Consolidated Financial Statements.

                     DCH TECHNOLOGY, INC., AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Summary of Significant Accounting Principles

Organization and Business

  DCH Technology, Inc. (the Company), formerly Connection Sports International, Inc., a Colorado corporation, was incorporated on February 23, 1996. The Company seeks out patented technologies, secures those patented technologies through licensing agreements with the patent holders and converts the technologies into viable products which DCH then produces and sells. DCH focuses on technologies related to the use of hydrogen, primarily hydrogen gas sensors and fuel cells.

Business Recapitalization and Restatement

  On May 28, 1997, all of the outstanding capital stock of DCH Technology, Inc. was acquired by Connection Sports International, Inc. (CSI). In connection with this transaction, all of the shares of DCH Technology, Inc., were exchanged for 6,000,000 shares of CSI with CSI as the surviving corporation, which changed its name to DCH Technology, Inc. This stock exchange transaction is treated as an acquisition by the Company of the net tangible book value of the assets of CSI, at the date of the acquisition. Operating results of CSI for all periods prior to the date of its acquisition are not included in the operating results of the Company since such reverse merger is not treated as a pooling of interest for accounting purposes. DCH Technology, Inc. was engaged in the business of specializing in licensing and converting new ideas and technology into state-of-the art products.

Principles of Consolidation

  The consolidated financial statements include the accounts of DCH Technology, Inc. and its wholly owned subsidiary. Significant intercompany accounts have been eliminated.

Revenue Recognition

  Revenue from product sales is recognized at the time the product is shipped to its customer. Provision is made at the time the related revenue is recognized for estimated product returns. The Company provides for the estimated cost of post-sale support and product warranties upon shipment. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Service revenue is recognized ratably over the contractual period or as services are performed.

Product Warranty

  Management estimates the reserve based on the expected returns for the various products lines and average estimated repair cost.

Advertising Costs

  Advertising and promotion costs are expenses as incurred.


 Allowance for Doubtful Accounts

  No allowance for doubtful accounts has been provided, as it is the management's belief that receivables are fully collectible at December 31, 1999.

                     DCH TECHNOLOGY, INC., AND SUBSIDIARY

 Recently Issued Accounting Pronouncements

  In 1997, the Financial Accounting Standards Board (FASB) issued Statements No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's adoption of these statements had no material impact on the accompanying financial statements.

 Investments With no Readily Determinable Fair Value

  The Company acquired shares of two privately held companies without readily determinable market values in exchange for services rendered. The Company accounts for these transactions as prescribed by Accounting Principles Board
(APB) 18 under the "cost method."

  Under this method, the Company's investment balance remains unchanged with respect to the activity of the investee and is impacted only with respect to permanent impairment of the investment. The net accumulated earnings of the investee subsequent to the date of the investment are recognized by the Company only to the extent such earnings are distributed by the investee as dividends. Dividends received in excess of earnings are considered a return of investment and are recorded as reductions of cost of the investment.

 Year 2000 Issues

  Many computers and other equipment with embedded chips or microprocessors may not be able to appropriately interpret dates after December 31, 1999, because such systems use only two digits to indicate a year in the date field rather than four digits. If not corrected, many computers and computer applications could fail or create miscalculations, causing disruptions to the Company's operations. In addition, the failure of customer and supplier computer systems could result in interruption of sales and deliveries of key supplies or utilities. Because of the complexity of the issues and the number of parties involved, the Company cannot reasonable predict with certainty the nature of likelihood of such impacts.

  The Company is actively addressing this situation and anticipates that it will not experience a material adverse impact to its operations, liquidity or financial condition related to systems under control. The Company is addressing the Year 2000 issue in four overlapping phases: (i) identification and assessment of all critical software systems and equipment requiring modification or replacement prior to 2000; (ii) assessment of critical business relationships requiring modification prior 2000; (iii) corrective action and testing of critical systems; (iv) development of contingency and business continuation plans to mitigate any disruption to the Company's operations arising from the Year 2000 issue.

  The Company is in the process of implementing a plan to obtain information from its external service providers, significant suppliers and customer, and financial institutions to confirm their plans and readiness to become Year 2000 compliant, in order to better understand and evaluate how their Year 2000 issues may affect the Company's operations. The Company currently is not in a position to assess this aspect of the Year 2000 issues; however, the Company plans to take the necessary steps to provide itself with reasonable assurance that its service providers, customers and financial institutions are Year 2000 compliant.

  The Company is developing contingency plans to identify and mitigate potential problems and disruptions to the Company's operations arising from the Year 2000 issue. The total cost to achieve Year 2000 compliance is not expected to be material. Amounts spent to date have not been material.

  While the Company believes that its own internal assessment and planning efforts with respect to its external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000

                     DCH TECHNOLOGY, INC., AND SUBSIDIARY
concerns, there can be no assurance that these efforts will be successful or will not have a material adverse effect on the Company's operations.

 Inventory

  Inventory is stated at the lower of cost or market using the first-in, first-out method (FIFO). Inventories consist of parts and assemblies that are included in the final product.

  At December 31, 1999, inventory consisted of the following:

   Raw materials....................................................... $ 51,816
   Work-in-process.....................................................   68,566
   Finished goods......................................................    6,937
                                                                        --------
                                                                        $127,319
                                                                        ========

 Research and Development

  Research and development expenditures are charged to operations as incurred.

 Property and Equipment

  Property and equipment is stated at cost. The assets are being depreciated using a combination of straight-line and accelerated methods over their estimated useful lives of five to seven years.

  It is the policy of the Company to capitalize significant improvements and to expense repairs and maintenance.

 Stock Based Compensation

  The Company accounts for stock-based compensation as prescribed by Statement of Financial Accounting Standard (SFAS) Number 123, and has adopted its disclosure provisions. If the APB 25 intrinsic value method of accounting is used, SFAS 123 requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting for stock based compensation had been applied.

 Loss Per Share

  Basic (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive.

 Intangible Assets

  Intangible assets, principally licenses agreements, are amortized on the straight-line method over the remaining life of the agreements. The carrying amounts of intangible assets are assessed for impairment when operating profits from the related assets' indicates carrying amounts may not be recoverable. Carrying values are reviewed periodically for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable.

                     DCH TECHNOLOGY, INC., AND SUBSIDIARY

 Statement of Cash Flows

  For the purpose of the statement of cash flows, cash includes amounts "on-hand" and amounts deposited with financial institutions.

 Impairment of Long Lived Assets

  The Company evaluates its long lived assets by measuring the carrying amount of the asset against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. No adjustment to the carrying value of the assets was indicated as of December 31, 1999.

 Accrued Expenses

  At December 31, 1999, accrued expenses consist of the following:

     Officers' salaries............................................... $ 242,000
     Board of Directors' fees.........................................   104,000
     License fees.....................................................    41,000
     Research and development.........................................    91,125
     Other............................................................    32,565
                                                                       ---------
                                                                       $ 510,690
                                                                       =========

 Use of Estimates in Preparation of Consolidated Financial Statements

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Accordingly, actual results may differ from those estimates.

 Reclassification of Financial Statement Presentation

  Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation.

2. Property and Equipment

 Property and equipment consist of the following:

   Automobiles......................................................... $ 34,260
   Equipment...........................................................  203,924
   Furniture and fixtures..............................................   15,842
   Leasehold improvements..............................................   35,973
   Tools...............................................................    2,900
                                                                        --------

   Total...............................................................  292,899

   Less accumulated depreciation.......................................   75,234
                                                                        --------
   Net................................................................. $217,665
                                                                        ========

  Depreciation expense was $47,887 and $26,082 for the years ended December 31, 1999 and 1998, respectively.

                     DCH TECHNOLOGY, INC., AND SUBSIDIARY

3. Investment in Limited Liability Companies

  During the year ended December 31, 1998, the Company invested in two limited liability companies (LLC). The investments are accounted for in accordance with the provisions of Accounting Principles Board (APB) Opinion Number 18, Equity Method of Accounting for Investments in Common Stock. As the Company's ownership interest in all of the limited liability companies in the investment portfolio is more than 20% and less than or equal to 50%, the investment in the limited liability companies is accounted for using the equity method. Under this method, the investor adjusts the carrying amount of an investment for its share of the earnings or losses of the investee and reports the recognized earnings and losses in income.

  The Company does not actively participate in the management of the limited liability companies.

  Dividends received from an investee reduce the carrying amount of the investment.

  The cost of the initial investments in limited liability companies was as follows:

   Infrasol LLC......................................................... $66,000
   Renewable Energies Group LLC.........................................  33,000
                                                                         -------
                                                                         $99,000
                                                                         =======

  The financial position and results of operations of Infrasol, LLC and Renewable Energies Group, LLC as of December 31, 1999 and for the year then ended are as follows:

                                                                    Renewable
                                                         Infrasol,   Energies
                                                            LLC     Group, LLC
                                                         ---------  ----------
   Financial Position
   Assets:
     Cash............................................... $ 12,077         --
     Accounts receivable................................   25,000         --
     Investments, available-for-sale....................  178,200    $ 89,100
                                                         --------    --------
                                                          215,277      89,100
   Liabilities:
     Accounts payable...................................   44,113      26,858
                                                         --------    --------
                                                           44,113      26,858
                                                         --------    --------
   Net assets........................................... $171,164    $ 62,242
                                                         ========    ========
   DCH Technology, Inc Investment in Limited Liability
    Companies........................................... $ 85,582    $ 20,747
                                                         ========    ========
   Results of Operations
   Revenues............................................. $ 45,000         --
   Less: Operating expenses.............................   66,203    $ 26,858
                                                         --------    --------
   Net Loss............................................. $(21,203)   $(26,858)
                                                         ========    ========
   DCH Technology Allocated Loss in Limited Liability
    Companies........................................... $(10,602)   $ (8,952)
                                                         ========    ========

                     DCH TECHNOLOGY, INC., AND SUBSIDIARY

  The difference in the amount carried on the balance sheet, as investments in the limited liability companies, and the amount of net assets attributable to the Company in largely attributed to unrealized holding gains and losses.

  As the primary asset of the limited liability companies is their investment in DCH Technology, Inc. common stock, the investment in the limited liability companies has been reflected as a reduction of the stockholders' equity.

4. Warrants

  The Company has issued to consultants and others warrants to purchase the Company's common stock.

  The following is a summary of warrant activity for the year ended December 31, 1999 and 1998:

                                                                        Weighted
                                                              Exercise  Average
                                                             Price per  Exercise
                                                  Warrants     Share     Price
                                                 ----------  ---------- --------
Balance at December 31, 1997....................        --          --     --
  Granted.......................................    380,634  $0.75-2.00  $1.47
  Exercised.....................................        --          --     --
  Forfeited.....................................        --          --     --
                                                 ----------  ----------  -----
Balance at December 31, 1998....................    380,634  $0.75-2.00  $1.47
  Granted.......................................  3,208,009   0.40-0.78   0.47
  Exercised..................................... (1,203,337)  0.25-0.63   0.51
  Forfeited.....................................   (110,000)  0.75-1.50   1.16
                                                 ----------  ----------  -----
Balance at December 31, 1999....................  2,275,306  $0.40-2.00   0.55
                                                 ==========  ==========  =====

  As allowed by SFAS 123, the Company recognized APB 25 compensation expense of $77,000 and $1,844 for the years ended December 31, 1999 and 1998, respectively.

5. Income Taxes

  Income taxes are provided pursuant to SFAS No. 109 Accounting for Income Taxes. This statement requires the use of an asset and liability approach for financial reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Accordingly, as the realization and use of the net operating loss carryforward is not probable at December 31, 1999, the tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

  The composition of the Company's deferred tax assets is as follows:

   Total deferred tax assets....................................... $ 1,851,300
   Total valuation allowance.......................................  (1,851,300)
                                                                    -----------
   Total deferred tax assets....................................... $       --
                                                                    ===========

                     DCH TECHNOLOGY, INC., AND SUBSIDIARY

  The tax effects of temporary differences and carryforwards that give rise to deferred assets are as follows:

   Deferred tax assets:
     Net operating loss carryforwards.............................. $ 1,851,300
                                                                    -----------
     Gross deferred tax assets.....................................   1,851,300
     Valuation allowance...........................................  (1,851,300)
                                                                    -----------
       Net deferred tax assets..................................... $       --
                                                                    ===========

  The components of deferred income tax expense (benefit) were as follows:

                                                          1999        1998
                                                        ---------  -----------
   Temporary differences:
     Stocks and Warrants compensation.................. $ 230,806  $   (69,279)
     Net operating loss carryforward...................  (855,254)  (1,091,313)
     Increase in valuation allowance...................   624,448    1,160,592
                                                        ---------  -----------
                                                        $     --   $       --
                                                        =========  ===========

  No provision for income taxes has been recorded for the periods ended December 31, 1999 and 1998 as the Company has incurred losses during these periods.

  The Company has approximately $7,900,000 of federal and state loss carryforwards available to reduce future federal and state tax liabilities which will begin to expire at various times starting 2013 and 2002, respectively.

6. Stock Options

  During the year ended December 31, 1998, the Board of Directors awarded 3,625,000 stock options to certain officers and Board members to purchase shares of the Company's restricted common stock at an exercise price of $0.25 per share. The options vested immediately and have a term ending December 31, 2008.

  The following table summarizes information about stock option transactions for the year ended December 31, 1999 and 1998:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Shares     Price
                                                             ---------  --------
   Outstanding at beginning of year.........................       --
   Awards:
     Granted in the year ended December 31, 1998............ 3,625,000   $0.25
     Exercised in the year ended December 31, 1998..........   (80,000)   0.25
                                                             ---------
   Outstanding at December 31, 1998......................... 3,545,000   $0.25
     Granted................................................ 2,748,023    0.65
     Exercised..............................................   (15,000)   0.25
                                                             ---------
   Outstanding at December 31, 1999......................... 6,278,023    0.43
                                                             =========
   Exercisable at December 31, 1998......................... 3,545,000    0.25
                                                             =========
   Exercisable at December 31, 1999......................... 6,278,023   $0.43
                                                             =========

                     DCH TECHNOLOGY, INC., AND SUBSIDIARY

  The following table summarizes information about stock options outstanding at December 31, 1999 and 1998:

                                       Weighted
                                        Average
                                       Remaining  Weighted             Weighted
                           Number of   Years of   Average   Number of  Average
                            Options   Contractual Exercise   Options   Exercise
   Exercise Prices        Outstanding    Life      Price   Exercisable  Price
   ---------------        ----------- ----------- -------- ----------- --------
   $0.25.................  3,545,000     10.0      $0.25    3,545,000   $0.25
   $0.25--0.90...........  6,278,023      7.8       0.43    6,278,023    0.43

  During the fiscal 1997 year, the Company adopted SFAS 123. Under the provisions of this standard, the Company has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees. For the acquisition of goods or services from non-employees, valuation is based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable. Under APB 25, the Company has recognized compensation expense of $211,898 for the year ended December 31, 1999, for its stock-based awards to employees.

  The following table reflects pro forma net loss and earnings per share had the Company elected to adopt the fair value approach of SFAS 123 for the compensation of employees for the year ended December 31, 1999:

   Net loss:
     As reported................................................... $(3,587,473)
     Pro forma..................................................... $(4,232,943)
   Loss per share:
     As reported................................................... $     (0.25)
     Pro forma..................................................... $     (0.29)

  The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model.

7. Fair Value of Financial Instruments

  The Company has used market information for similar instruments and applied judgment to estimate fair values of financial instruments. At December 31, 1999, the fair values of cash, accounts receivable and accounts payable approximated carrying values based on the short maturity of these items.

8. Concentration of Credit Risk

  The Company has accounts receivable that comprised more than 50% of the total accounts receivable from the following entities:

                                 Entity
                                 ------
   Customer A........................................................ $129,955
   Individual accounts receivable comprising less than 20% of total
    accounts receivable..............................................   13,173
                                                                      --------
                                                                      $143,128
                                                                      ========

9. Commitments and Contingencies

 Uninsured Cash Balances

  Cash balances, as reflected on the bank statements, are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000 per institution. As of December 31, 1999, the Company's cash balance exceeded the FDIC insurance limit by $1,184,653.

                     DCH TECHNOLOGY, INC., AND SUBSIDIARY

 Operating Leases

  The Company leases its present facilities under various operating leases expiring between October 2000 and December 2003.

  Minimum future lease payments are as follows:

   Fiscal Year Ending
   ------------------
     2000.............................................................. $ 69,806
     2001..............................................................   45,206
     2002..............................................................   21,565
     2003..............................................................   12,000
                                                                        --------
                                                                        $148,577
                                                                        ========

  Rent expense for the years ended December 31, 1999 and 1998, was $50,608 and $30,245, respectively.

 Capital Lease Obligations

  The Company entered into agreements to lease certain computer equipment under non-cancelable lease agreements during the year ended December 31, 1999. As of December 31, 1999, equipment under the capital lease agreements are included in property and equipment aggregated $43,638. Accumulated depreciation related to this equipment totaled $2,332 at December 31, 1999.

  Future minimum lease payments under capital lease obligations at December 31, 1999, are as follows:

   2000............................................................... $ 20,163
   2001...............................................................   20,163
   2002...............................................................   16,803
                                                                       --------
   Total minimum payments.............................................   57,129
   Less amount representing interest..................................  (12,952)
                                                                       --------
   Total principal....................................................   44,177
   Less portion due within one year...................................  (13,833)
                                                                       --------
   Long-term portion.................................................. $ 30,344
                                                                       ========

  Interest paid on capital lease obligations was $700 and $0 for the years ended December 31, 1999 and 1998, respectively.

 Intangible Assets

  The Company has entered into various license and intellectual property agreements with the respective owners. The patent license agreements require the Company to pay initial license fees, which are being amortized over the remaining lives of the license agreements. In addition to the annual payments for the license the Company has agreed to pay royalties based on various factors included in these agreements.

  The patent license agreements generally contain performance benchmarks. If the Company fails to meet the benchmarks, the agreement may be kept in place at the sole discretion of the licensor.

  The total amortization expense related to the intangibles was $17,449 and $5,775 for the years ended December 31, 1999 and 1998, respectively.

                     DCH TECHNOLOGY, INC., AND SUBSIDIARY

 Royalties

  The Company has entered into certain license agreements which require minimum royalty payments as follows:

     Fiscal Year Ending
     ------------------
       2000.......................................................... $   64,000
       2001..........................................................     62,000
       2002..........................................................     62,000
       2003..........................................................     62,000
       2004..........................................................     62,000
       Thereafter....................................................    772,000
                                                                      ----------
                                                                      $1,084,000
                                                                      ==========

  The future minimum royalty payments may be reduced as licenses are cancelled as the technology becomes obsolete.

  Royalty expense for the years ended December 31, 1999, and 1998 was $59,671 and $18,773, respectively.

 Employment Agreements

  The Company currently has employment agreements with each of David P. Haberman and David A. Walker, its Vice President, Technology and Planning, and President, respectively. Each employment agreement commenced on January 1, 1995 and terminates on December 31, 2000, and provides for an annual salary currently set at $100,000. Neither of the employment agreements provides for additional payments upon a change in control.

10. SUBSEQUENT EVENT

  Subsequent to December 31, 1999, the Company received approximately $3.34 million dollars from private placements of DCH Technology, Inc. common stock with investors.