Form 10QSB
period 2000-03-31
DCH TECHNOLOGY INC
filed 2000-05-15
CIK 1061786

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of April 30, 2000, the issuer had 24,196,045 shares of common stock, $.001 par value per share, outstanding.

                             DCH TECHNOLOGY, INC.

                                   CONTENTS

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

 Item 1.    Financial Statements                                            3

     Consolidated Balance Sheet                                             3

     Consolidated Statements of Operations                                  4

     Consolidated Statements of Cash Flows                                  5

     Notes to Consolidated Financial Statements                             6

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7

 Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                                    10

PART II - OTHER INFORMATION

 Item 1.    Legal Proceedings                                              10

 Item 2.    Changes in Securities and Use of Proceeds                      11

 Item 3.    Defaults Upon Senior Securities                                12

 Item 4.    Submission of Matters to a Vote of Security Holders            12

 Item 5.    Other Information                                              12

 Item 6.    Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                 13

PART 1. FINANCIAL INFORMATION

                      DCH Technology, Inc. and Subsidiary
                          CONSOLIDATED BALANCE SHEETS

                                            ASSETS
                                                                   MARCH 31,    DECEMBER 31,
                                                                     2000          1999
                                                                 ------------   ------------
CURRENT ASSETS                                                    (UNAUDITED)
  Cash                                                           $  4,503,853   $  1,193,084
  Accounts receivable                                                 425,685        143,128
  Inventory                                                           152,155        127,319
  Prepaid expenses                                                    345,908         90,248
  Other receivable                                                    150,725        191,100
                                                                 ------------   ------------
    TOTAL CURRENT ASSETS                                            5,578,326      1,744,879

PROPERTY AND EQUIPMENT - NET                                          299,354        217,665

OTHER ASSETS
  Intangible assets, net of amortization                               92,313         98,577
  Investments with no readily determinable fair value                 215,000        215,000
                                                                 ------------   ------------
    TOTAL OTHER ASSETS                                                307,313        313,577
                                                                 ------------   ------------
                                                                 $  6,184,993   $  2,276,121
                                                                 ============   ============
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                               $    105,759   $    244,539
  Accrued payroll and vacation                                         77,341         74,872
  Accrued expenses                                                    452,609        510,690
  Capital lease obligation, net of long-term portion                   14,274         13,833
                                                                 ------------   ------------
    TOTAL CURRENT LIABILITIES                                         649,983        843,934

LONG TERM LIABILITIES
  Capital lease obligation, net of current portion                     26,606         30,344
                                                                 ------------   ------------
    TOTAL LIABILITIES                                                 676,589        874,278

STOCKHOLDERS' EQUITY
  Preferred stock, $0.10 par value
   5,000,000 shares authorized,
   - 0 - shares issued and outstanding                                      -              -

  Common stock, $0.01 par value,
   50,000,000 shares authorized,
   24,163,815 and 19,325,995 shares
   issued and outstanding, respectively                               241,638        193,259

  Additional paid-in-capital                                       15,346,833      9,775,433

  Common stock subscribed, 0 and 62,914 shares, respectively                -        131,000
  Less: investment in limited liability companies                     (79,446)       (79,445)
                                                                 ------------   ------------
                                                                   15,509,025     10,020,247

  Accumulated deficit                                             (10,000,621)    (8,618,404)
                                                                 ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                                      5,508,404      1,401,843
                                                                 ------------   ------------
                                                                 $  6,184,993   $  2,276,121
                                                                 ============   ============

          See Accompanying Notes to Consolidated Financial Statements

                      DCH Technology, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FOR THE QUARTER ENDED
                                                              MARCH 31,

                                                         2000          1999
                                                     -----------    -----------
                                                     (UNAUDITED)    (UNAUDITED)
 Sales                                               $   310,675    $   166,222

 Cost of products sold                                   157,683         79,616
                                                     -----------    -----------
 Gross profit                                            152,992         86,606


 Operating expenses:
    Selling, general and  administrative expenses      1,375,364        390,562
    Depreciation and amortization                         27,766         11,376
    Research and development                             151,018        134,087
                                                     -----------    -----------
                                                       1,554,148        536,025
                                                     -----------    -----------
    Net loss from  operations                         (1,401,156)      (449,419)


 Other income
    Interest income and  other expenses, net              18,939             42
                                                     -----------    -----------

 Net loss                                            $(1,382,217)   $  (449,377)
                                                     ===========    ===========
 Weighted average common shares outstanding           20,458,047     12,753,337
                                                     ===========    ===========

 Net loss per common share
    Basic                                            $     (0.07)   $     (0.04)
                                                     ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements

                      DCH Technology, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        FOR THE QUARTER ENDED
                                                              MARCH 31,
                                                        2000            1999
                                                    -------------    -----------
                                                      (UNAUDITED)    (UNAUDITED)
 CASH FLOWS FROM (TO) OPERATING ACTIVITIES
     Net loss                                       $ (1,382,217)    $(449,377)
     Adjustments to reconcile net loss to net
       cash provided (used) by operating
       activities:
         Depreciation and amortization                    27,766        11,376
         Issuance of stock, warrants and options
            for services                                 535,620        60,115
     Change in:
         Accounts receivable                            (282,557)      (83,138)
         Inventory                                       (24,836)       16,951
         Prepaid expenses                               (255,660)      (29,789)
         Other receivable                                (90,625)          -
         Bank overdraft                                      -          (3,212)
         Accounts payable                               (138,780)      (77,510)
         Accrued expenses                                (58,081)       89,212
         Accrued payroll and vacation                      2,469        16,825
                                                    ------------     ---------
         NET CASH PROVIDED (USED) BY OPERATING
           ACTIVITIES                                 (1,666,901)     (448,547)

 CASH FLOWS FROM (TO) INVESTING ACTIVITIES
     Purchase of licenses and intellectual
       property                                              -         (25,000)
     Purchase of equipment                              (103,193)       (5,428)
                                                     ------------     ---------
          NET CASH PROVIDED (USED) BY INVESTING
            ACTIVITIES                                  (103,193)      (30,428)

 CASH FLOWS FROM FINANCING ACTIVITIES
     Private placement of common stock and warrants    3,860,000       490,801
     Advances from stockholders                              -         (52,968)
     Principal payments on capital lease                  (3,297)          -
     Proceeds for exercise of warrants                 1,093,160         3,750
     Proceeds from common stock subscriptions
       receivable                                        131,000        60,679
                                                    ------------     ---------
          NET CASH PROVIDED (USED) BY FINANCING
            ACTIVITIES                                 5,080,863       502,262
                                                    ------------     ---------
 NET INCREASE (DECREASE) IN CASH                       3,310,769        23,287

 CASH, BEGINNING OF PERIOD                             1,193,084         1,802
                                                    ------------     ---------
 CASH, END OF PERIOD                                $  4,503,853     $  25,089
                                                    ============     =========

 Supplemental disclosure of cash flow information is as follows:

     Cash paid for

       Interest                                     $      1,330           -
       Income taxes                                        1,950     $   1,600

          See Accompanying Notes to Consolidated Financial Statements

                             DCH TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Unaudited Interim Financial Information
---------------------------------------

  The interim consolidated financial statements as of March 31, 2000 have been prepared by DCH Technology, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-26957). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

General
-------

  We seeks out patented technologies, secure those patented technologies through licensing agreements with the patent holders and convert the technologies into viable products which we then produce and sell. We focus on technologies related to the use of hydrogen, primarily hydrogen gas sensors and fuel cells. We currently obtain our funding from private placements of equity securities and product sales. We commenced initial production of our first product line, the Robust Hydrogen Sensor product line, in November 1998. As production activity increases, the production facilities are more fully utilized and we fully implement our marketing strategies, management expects revenues from sales of product to increase in proportion to funding from continued equity placements.

Results of Operations
---------------------

Three Months Ended March 31, 2000, Compared With Three Months Ended
-------------------------------------------------------------------
March 31, 1999
--------------

  For the three months ended March 31, 2000, we had sales of $310,675 compared to sales of $166,222 for the three months ended March 31, 1999. The increased sales in 2000 were due primarily to increase in our sales of our Robust Hydrogen Sensor products. In accordance with the growth in sales, the cost of products sold increased to $157,683 for the three months ended March 31, 2000, compared to $79,616 for the three months ended March 31, 1999. Gross profit was $152,992 for the three months ended March 31, 2000 compared to $ 86,606 for the three months ended March 31, 1999 also reflecting the increased sales.

  Selling, general and administrative expenses were $1,375,364 for the three months ended March 31, 2000, compared to $390,562 for the comparable period in 1999. Substantially all of the selling, general and administrative expenses in the first quarter of 2000 were derived from the commercialization and introduction of the Robust Hydrogen Sensor Product line, and from the expansion of fuel cell productization activity.

  Depreciation and amortization increased to $27,766 for the three months ended March 31, 2000, compared to $11,376 for the three months ended March 31, 1999 due to purchases by our of equipment for its operations.

  We expended $151,018 on research and development during the three months ended March 31, 2000 compared to expenditures of $134,087 for the three months ended March 31, 1999. The relatively slight increase in research and development expenses in 2000 was due to a greater focus on commercialization and sales of products.

  As a result of the foregoing factors, our net loss increased to $1,382,217 for the three months ended March 31, 2000, from a net loss of $449,419 for the three months ended March 31, 1999. Due in part to an increase in the number of shares outstanding during the period, the net loss per share increased to $0.07 for the three months ended March 31, 2000 from $0.04 for the comparable period in 1999.

Liquidity and Capital Resources
-------------------------------

  To date, we have funded our operations primarily through private placements of equity securities and secondarily through product sales. Such placements generated net proceeds of $3,860,000 during the three months ended March 31, 2000 compared to proceeds of $490,801 for the three months ended March 31, 1999.

     We believe we currently have sufficient capital to support our operations through the remainder of 2000. However, additional capital may be required to fund our operations (including the commercialization of our products and ongoing research and development) through the year 2001.

     We anticipate that our capital requirements of approximately $13,000,000 for the balance of the period ending December 31, 2001 will be met through cash generated from operations and from equity investments. There can be no assurance, however, that we will be able to generate capital sufficient to meet these long term needs. If we cannot meet these capital requirements, we may be able to extend the period for which available resources would prove adequate, by not proceeding with planned operation expansions and deferring planned commitments.

Impact Of The Year 2000
-----------------------

  In our previous filings with the Securities and Exchange Commission, we have discussed the nature and progress of our plans to deal with potential Year 2000 problems. These problems arise from the fact that many currently installed computer systems and software products were coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies needed to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. Prior to December 31, 1999, we completed our assessment of all material information technology and non-information technology systems at our headquarters, as well as our review of Year 2000 compliance by our key vendors, distributors and suppliers. To date, we have experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date changes. We are not aware of any material problems resulting from Year 2000 issues, either with our own internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

Risk Factors
------------

We have a history of losses, and we expect losses for the foreseeable future.

     Since our inception in November 1994, we have incurred substantial losses. Our net loss equaled approximately $4,577,656 for the year ended December 31, 1998 approximately $3,587,473 for the twelve months ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $8,618,404.

     We anticipate that our expenses relating to developing, marketing and supporting our current and future products will increase substantially in the future. Accordingly, for the foreseeable future we expect to experience additional losses as these increased expenses exceed our total revenues. These additional losses will increase our accumulated deficit.

Our revenues currently depend on one product, the Robust Hydrogen Sensor

     To date, we have generated nearly all of our revenues from one product, the Robust Hydrogen Sensor. We expect that the Robust Hydrogen Sensor will continue to account for a substantial majority of our revenues for the foreseeable future. Currently, five other technologies are under development, including three hydrogen sensor and two hydrogen fuel cells. Our future financial performance is dependent, in significant part, upon the successful development, introduction and customer acceptance of new and enhanced versions of the Robust Hydrogen Sensor, other hydrogen sensors, our hydrogen fuel cell technologies and related new products that we may develop. We cannot assure you that we will be successful in upgrading the Robust Hydrogen Sensor or that we will successfully develop new products, or that any new product will achieve market acceptance. For more information on the sources of our revenues, please see the sections of this form 10-QSB entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     In the hydrogen fuel cell market, businesses and consumers remain uneducated about the benefits of alternative power sources. This ignorance may delay the acceptance and penetration of our fuel cell products into markets that have historically been served by traditional fuel sources. Businesses and consumers also have the option of using other methods of alternative power generation, including carbonate, phosphoric acid, polymer electrolyte or solid oxide fuel cells systems, as well as the use of traditional fossil fuels (such as oil and gasoline) and batteries. These methods may maintain or even increase their acceptance to the detriment of our hydrogen fuel cell technology. We believe that virtually all of the raw materials used in our hydrogen fuel cell products are readily available from a variety of vendors in the United States and Canada.

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

     DCH and our future hydrogen fuel cell manufacturing facilities will also be subject to various federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances. We believe that we have obtained all necessary government permits and have been in substantial compliance with all of these applicable laws and regulations.

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

     To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues, nor have we experienced any significant failures due to the Year 2000 date changes. However, we may fail to discover Year 2000 compliance problems in our systems that will require substantial revisions or replacements. In the event that the operational facilities that support our business, are not Year 2000-compliant, there may be a decrease in sales of our products. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our software, hardware or systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

     In addition, there can be no assurance that our major partners, including the governmental agencies, and others outside our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, including for example delays in shipments from suppliers and service providers, any of which would have a material and adverse effect on our business, results of operations and financial condition. See "Impact of the Year 2000."

We are heavily reliant on third parties for certain components and any delays, defects or other problems in supplying these components could adversely affect our business.

    We are heavily reliant on the ability of Honeywell, Inc. (formerly Allied Signal, Inc.) to manufacture the semiconductor wafer for the Robust Hydrogen Sensor, as it is currently the sole source for these component parts. We are currently in negotiations with two other potential sources of component parts, including the University of Pennsylvania and AMI, Inc. Electronic circuit boards for the Robust Hydrogen Sensor are fabricated by our manufacturing partner International Circuits and Components, Inc. Sensor casing and other hardware are fabricated by various small manufacturers. Although delays in the shipment and receipt of our component parts may occur, historically we have experienced only those delays that tend to occur in the normal course of business.

     Growth in the volume of orders for our products may strain the capacity of these component suppliers, and delays or other problems with component suppliers could have a material and adverse effect on our business. Although we test the component parts that we receive from our suppliers, we cannot be assured that our components will be completely free of all defects.

  Few of the forward-looking statements in this Quarterly Report on Form 10-QSB deal with matters that are within our unilateral control. The availability of equity and debt financing to us is affected by, among other things, domestic and world economic conditions and the competition for funds. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of us and our products and comparisons with alternative investment opportunities.

  The markets for our products are at a very early stage of development, are rapidly changing and are characterized by an increasing number of market entrants. As is typical for a new and rapidly evolving industry, demand for and market acceptance of recently introduced products are subject to a high level of uncertainty and risk. Acceptance and usage of our fuel cells is dependent on continued growth in use of alternative energy sources by businesses and consumers. Businesses that already have invested substantial resources in traditional or other energy sources may be reluctant to adopt new alternative sources. Individuals with established patters of purchasing goods and services may be reluctant to alter those patterns. Accordingly, it is not assured that sufficient demand for DCH's products will develop to sustain its business.

  Our products do not provide the exclusive means for accomplishing an objective, and customers may choose alternative means. The markets for hydrogen sensors and fuel cells are intensely competitive, and we expect competition to increase significantly. Many of our competitors have significantly greater financial and other resources than do we, which may enable such competitors to market their products in a manner that achieves commercial success even in the fact of technical superiority on the part of our products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.


The StockPage Dispute
---------------------

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

  The breach of contract claim is based on a consulting agreement entered into between us and The StockPage on April 17, 1998. Under that agreement The StockPage agreed to provide us with promotional services in exchange for 250,000 shares of our common stock. We agreed to grant The StockPage 100,000 shares of the common stock within a week of executing the consulting agreement and another 150,000 common shares within one week of our becoming a fully reporting corporation pursuant to the United States federal securities laws. We delivered 100,000 shares of our common stock to The StockPage as payment for services rendered under the consulting agreement in a timely fashion. On January 6, 1999, we terminated the contract and refused to grant the remaining 150,000 common shares as a result of alleged fraudulent conduct undertaken by The StockPage.

  In our Statement of Defence [sic] and Counterclaim, filed March 7, 2000, in the Ontario Superior Court of Justice we allege that The StockPage deliberately created an inflated market for our common shares in order to then improperly sell our common shares to receive an artificially induced gain on such sales. A Replay and Defence to Statement of Defence and Counterclaim was filed by The
StockPage on May 1, 2000, denying our allegations.   We plan to defend our
position vigorously and are unable at this time to predict how this litigation will ultimately be resolved.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

  Set forth below is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three month period ending March 31, 2000. Also included is the consideration, if any, received by us for such shares and options and information relating to the section of the Securities Act, or rule of the SEC under which exemption from registration was claimed.

  On March 31, 2000, we closed a private placement of 1,890,000 shares of our common stock. An aggregate of $3,860,000 was raised in this placement. The issuance and sale of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering. All of the purchasers represented to us that they were acquiring the shares for their own accounts and not for the account or benefit of another person; that the shares were being acquired for investment and not with a view to the distribution thereof; and that the purchasers did not intend to sell or otherwise dispose of all or any part of the shares at the time of purchase or upon the occurrence or nonoccurrence of any predetermined event. Each purchaser also agreed that he or she would offer or resell shares only if the shares were registered under the Securities Act or an exemption from such registration was available. No advertising or public solicitation was used in the placement. We placed a restrictive legend on the certificates representing the shares and placed "stop transfer" instructions with the transfer agent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

       Exhibit 27.1 Financial Data Schedule.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DCH TECHNOLOGY, INC.

Date:  May 15, 2000                        By: /s/ David A. Walker
                                               -------------------

                                           David A. Walker,
                                           President
                                           (Principal Accounting and
                                           Financial Officer)