Form 10QSB
period 2000-06-30
DCH TECHNOLOGY INC
filed 2000-08-14
CIK 1061786

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number: 000-26957

                              DCH TECHNOLOGY, INC.
       (Exact name of small business issuer as specified in its charter)

             Delaware                                    84-1349374
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                            27811 Avenue Hopkins #6
                              Valencia, CA  91355
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of August 1, the issuer had 25,260,220 shares of common stock, $.01 par value per share, outstanding.

                             DCH TECHNOLOGY, INC.

                                   CONTENTS

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION
         Independent Accountant's Report

 Item 1.    Financial Statements

            Consolidated Balance Sheets                                     1

            Consolidated Statements of Operations                           2

            Consolidated Statements of Cash Flows                           3

            Notes to Consolidated Financial Statements                      4

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             5

 Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                                    13

PART II - OTHER INFORMATION

 Item 1.    Legal Proceedings                                              13

 Item 2.    Changes in Securities and Use of Proceeds                      14

 Item 3.    Defaults Upon Senior Securities                                15

 Item 4.    Submission of Matters to a Vote of Security Holders            15

 Item 5.    Other Information                                              16

 Item 6.    Exhibits and Reports on Form 8-K                               16

SIGNATURES

INDEX TO EXHIBITS

                        Independent Accountant's Report

Board of Directors and Shareholders
DCH Technology, Inc.

We have reviewed the accompanying consolidated balance sheet of DCH Technology,Inc. and subsidiary as of June 30, 2000, and the related consolidated statements of income and cash flows for the three and six month periods then ended. These financial statements are the responsibility of DCH Technology, Inc. management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The balance sheet for the year ended December 31, 1999, were audited by other accountants, and they expressed an unqualified opinion on it in their report dated February 22, 2000, but they have not performed any auditing procedures since that date.

Moss Adams LLP

Los Angeles, California
July 19, 2000

PART I.  FINANCIAL INFORMATION

                     DCH TECHNOLOGY, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                 JUNE 30,          DECEMBER 31,
                                                   2000                1999
                                                 ------------      ------------
CURRENT ASSETS                                   (UNAUDITED)
  Cash                                           $ 3,297,079       $ 1,193,084
  Accounts receivable                                556,009           143,128
  Inventory                                          218,485           127,319
  Prepaid expenses                                   277,053            90,248
  Other receivable                                    10,442           191,100
                                                  -----------      ------------
    TOTAL CURRENT ASSETS                           4,359,068         1,744,879
                                                  -----------      ------------
 PLANT, PROPERTY AND EQUIPMENT - NET               1,749,496           217,665
                                                  -----------       -----------

OTHER ASSETS
  Restricted cash deposit                            700,000               -
  Deposits                                           127,267               -
  Intangible assets, net of
  amortization                                        86,051            98,577
  Investments with no readily
  determinable fair value                            215,000           215,000
                                                 ------------       -----------
    TOTAL OTHER ASSETS                             1,128,318           313,577
                                                 ------------       -----------
                                                 $ 7,236,882       $ 2,276,121
                                                 ============      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $   217,388       $   244,539
  Accrued payroll and vacation                       169,095            74,872
  Accrued expenses                                   486,963           510,690
  Capital lease obligation, net of
  long-term portion                                   13,571            13,833
  Long-term debt, net of long-term portion            55,000              -
                                                 ------------      -----------
     TOTAL CURRENT LIABILITIES                       942,017           843,934
                                                 -----------       -----------

LONG TERM LIABILITIES
  Capital lease obligation, net of current
  portion                                             22,749            30,344
  Long-term debt, net of current portion             737,483               -
                                                 -----------       -----------
    TOTAL LIABILITIES                              1,702,249           874,278
                                                 -----------       -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.10 par value
   5,000,000 shares authorized,
   - 0 - shares issued and outstanding                   -                 -

  Common stock, $0.01 par value,
   50,000,000 shares authorized,
   25,098,136 and 19,325,995 shares
   issued and outstanding, respectively              250,981           193,259

  Additional paid-in-capital                      17,061,389         9,775,433
  Common stock subscribed, 0 and 62,914 shares,
  respectively                                           -             131,000
  Less: investment in limited liability
  companies                                          (69,002)          (79,445)
                                                 ------------      ------------
                                                  17,243,368        10,020,247

  Accumulated deficit                            (11,708,735)       (8,618,404)
                                                 ------------      ------------
      TOTAL STOCKHOLDERS' EQUITY                   5,534,633         1,401,843
                                                 ------------      ------------
                                                 $ 7,236,882       $ 2,276,121
                                                 ============      ============

          See Accompanying Notes to Consolidated Financial Statements

                      DCH TECHNOLOGY,INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATION
                                  (UNAUDITED)


                                                        FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                            2000             1999                2000             1999
                                                        -----------      -----------         ------------     -----------
Sales                                                   $   265,756      $    50,551         $    576,431     $   216,773

Cost of products sold                                       323,428           63,262              481,111         142,878
                                                        -----------      -----------         ------------     -----------
Gross profit (loss)                                         (57,672)         (12,711)              95,320          73,895

Operating expenses:
  Selling, general and administrative expenses            1,453,608          643,222            2,828,972       1,033,784
  Depreciation and amortization                              42,003           12,638               69,769          24,014
  Research & development                                    207,434          185,411              358,452         319,498
                                                        -----------      -----------         ------------     -----------
                                                          1,703,045          841,271            3,257,193       1,377,296
                                                        -----------      -----------         ------------     -----------
    Net loss from operations                             (1,760,717)        (853,982)          (3,161,873)     (1,303,401)

Other income
  Interest income and other                                  52,602                2               71,541              44
                                                        -----------      -----------         ------------     -----------

Net loss                                                $(1,708,115)     $  (853,980)        $ (3,090,332)    $(1,303,357)
                                                        ===========      ===========         ============     ===========
Weighted average common shares outstanding               24,501,567       13,579,439           22,918,479      13,166,244
                                                        ===========      ===========         ============     ===========

Net loss per common share
  Basic and diluted                                     $     (0.07)     $     (0.06)        $      (0.13)    $     (0.10)
                                                        ===========      ===========         ============     ===========

          See Accompanying Notes to Consolidated Financial Statements

                    DCH TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   FOR THE SIX MONTHS ENDED
                                                            JUNE 30,
                                                    2000              1999
                                                ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $ (3,090,332)     $  (1,303,357)
  Adjustments to reconcile net loss to
    net cash provided (used) by
    operating activities:
Depreciation and amortization                         69,769             24,014
    Issuance of stock, warrants and
    options for services                             752,154            136,549
    Loss from investment in partnerships              10,443                  -
  Change in:
    Accounts receivable                             (412,881)          (106,753)
    Inventory                                        (91,166)           103,866
    Prepaid expenses                                (186,805)           (71,178)
    Other receivable                                  49,658                  -
    Bank overdraft                                         -             (3,212)
    Accounts payable                                 (27,151)             3,276
    Accrued expenses                                  67,398            263,475
    Accrued payroll and vacation                      94,223             61,005
    Deferred revenue                                       -              8,250
                                                ------------      -------------
    NET CASH USED BY OPERATING ACTIVITIES         (2,764,690)          (884,065)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in certificate of deposit              (700,000)                 -
  Deposits made for equipment, leases               (127,267)                 -
  Loan to shareholders, net                                -            (51,634)
  Purchase of licenses and intellectual
  property                                                 -            (25,000)
  Purchase of equipment                             (789,073)           (21,678)
                                                ------------      -------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES     (1,616,340)           (98,312)

CASH FLOWS FROM FINANCING ACTIVITIES
  Private placement of common stock and
  warrants                                         5,210,000            900,356
  Principal payments on capital lease                 (7,857)                 -
  Principal payments on long-term debt                (7,518)                 -
  Proceeds for exercise of warrants                1,159,400             18,750
  Proceeds from common stock subscriptions
  receivable                                         131,000            100,000
                                                ------------      -------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES      6,485,025          1,019,106
                                                ------------      -------------
NET INCREASE IN CASH                               2,103,995             36,729

CASH, BEGINNING OF PERIOD                          1,193,084              1,802
                                                ------------      -------------
CASH, END OF PERIOD                             $  3,297,079      $      38,531
                                                ============      =============
Supplemental disclosure of cash flow
information is as follows:

  Cash paid for

    Interest                                    $      5,069                  -
    Income taxes                                       1,950      $       1,600

Non-cash transactions:

  Building acquired with debt                   $    800,000
                                                ============
  Accrued expenses settled with stock
    issuance                                    $     91,125
                                                ============

          See Accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. The consolidated balance sheet, income statement and cash flows at and for the periods ended June 30, 2000, have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent auditors have not performed any audit, review or compilation procedures on the June 30, 1999 financial statement information. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of Management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included in the interim period. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2)  LOSS PER SHARE

     Loss per share of common stock is computed using the weighted average number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

(3)  INVENTORY

     Inventory is stated at the lower of cost or market value using the first-in, first-out (FIFO) method. Inventories consist primarily of parts and assemblies to be used in finished products.

(4)  USE OF ESTIMATES

     Management has made estimates and assumptions relating to the reporting of assets, liabilities, revenue, expenses and disclosure of contingencies in preparing these financial statements in accordance with generally accepted accounting principles. Actual results may differ from those estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

General
-------

     DCH Technology, Inc. is a leader in hydrogen technology. Our hydrogen sensors and safety systems provide real time monitoring of hydrogen gas for various industries, and our fuel cell products provide clean and reliable power from hydrogen. We seek out patented technologies in our focus areas, secure those patented technologies through licensing agreements with the patent holders and convert the technologies into viable products which we then produce and sell.

     We commenced initial production of our first hydrogen gas detector product line, the Robust Hydrogen Sensor product line, in November 1998, and currently offer 4 hydrogen sensor products. We began to commercialize our low power (up to 10 kWs) fuel cells in 1998, and in March 2000 created a wholly owned subsidiary, the Enable Fuel Cell Corporation, to focus on this market. We currently obtain our funding from private placements of equity securities and product sales. As production activity increases, production facilities are more fully utilized and we fully implement our marketing strategies, we expect revenues from sales of products to increase as a proportion of our funding.

     In May 2000, we acquired a new building located at 24832 Avenue Rockefeller, Santa Clarita, California, which will house our advanced sensor development and full scale manufacturing operations. This acquisition represents the second expansion of our sensor division and will include on-site hydrogen production capabilities. Our new facility will help us meet the growing demand for complete hydrogen sensor by allowing for large-scale production of sensors.

     In June 2000, we announced a joint venture agreement with Daido Metal Company, Ltd., a Japanese high volume production manufacturer of precision metal components. Under the agreement, Daido will manufacture and assemble fuel cell products, initially small portable fuel ranging from less than one watt to 50 watts. The joint venture will also encompass future production of larger fuel cells for stationary applications.

     In June 2000, we reincorporated the company in Delaware. Our principal reasons for reincorporation were the greater flexibility afforded under Delaware corporate law, the existence of well-established principles of corporate governance in that state, and the potential for our increased ability to attract and retain qualified directors and investors.

     On August 10, 2000, our common stock began trading on the American Stock Exchange under the symbol "DCH."

Results of Operations
---------------------

Three Months Ended June 30, 2000, Compared With Three Months Ended June 30, 1999
--------------------------------------------------------------------------------

     For the three months ended June 30, 2000, we had sales of $265,756 compared to sales of $50,551 for the three months ended June 30, 1999. The increased sales in the second quarter of 2000 were due primarily to an increase in sales of our Robust Hydrogen Sensor and Fuel Cell products. In accordance with the growth in sales, the cost of products sold increased to $323,428 for the three months ended June 30, 2000, compared to $63,262 for the three months ended June 30, 1999. We incurred a gross loss of $57,672 for the three months ended June 30, 2000, compared to a gross loss of $12,711 for the three months ended June 30, 1999. These losses resulted primarily from special government and research and development contracts we engaged in during this period where cost substantially exceed revenues.

     Selling, general and administrative expenses were $1,453,608 for the three months ended June 30, 2000, compared to $643,222 for the comparable period in 1999. Substantially all of the selling, general and administrative expenses in the second quarter of 2000 were derived from the building of a more advanced corporate infrastructure, an increased emphasis on our thick film hydrogen sensor, and the expansion of our fuel cell production activity.

     Depreciation and amortization increased to $42,003 for the three months ended June 30, 2000, compared to $12,638 for the three months ended June 30, 1999, due to additional equipment purchases for our operations.

     We expended $207,434 on research and development during the three months ended June 30, 2000, compared to expenditures of $185,411 for the three months ended

June 30, 1999. The relatively slight increase in research and development expenses in 2000 was due to a greater focus on commercialization and development of products.

     As a result of the foregoing factors, our net loss increased to $1,760,717 for the three months ended June 30, 2000, from a net loss of $853,982 for the three months ended June 30, 1999. Due in part to an increase in the number of shares outstanding during the period, the net loss per share increased slightly to $0.07 for the three months ended June 30, 2000, from $0.06 for the comparable period in 1999.

Six Months Ended June 30, 2000, Compared With Six Months Ended June 30, 1999
----------------------------------------------------------------------------

     For the six months ended June 30, 2000, we had sales of $576,431 compared to sales of $216,773 for the six months ended June 30, 1999. The increased sales during this period were due primarily to an increase in the sales of our Robust Hydrogen Sensor products and in part to an increase in sales of our fuel cell products. In accordance with the growth in sales, the cost of products sold increased to $481,111 for the six months ended June 30, 2000, compared to $142,878 for the six months ended June 30, 1999. Despite this increase in cost of products sold, we recognized a gross profit of $95,320 for the six months ended June 30, 2000, compared to a gross profit of $73,895 for the six months ended June 30, 1999.

     Selling, general and administrative expenses were $2,828,972 for the six months ended June 30, 2000, compared to $1,033,784 for the comparable period in 1999. Substantially all of the selling, general and administrative expenses during this period were derived from the building of a more advanced corporate infrastructure, the expansion of fuel cell production activity and an increased emphasis on the thick film sensor.

     Depreciation and amortization increased to $69,769 for the six months ended June 30, 2000, compared to $24,014 for the six months ended June 30, 1999, due to additional equipment purchases for our operations.

     We expended $358,452 on research and development during the six months ended June 30, 2000, compared to expenditures of $319,498 for the six months ended June 30, 1999. This slight increase in research and development expenses during this period was due to a greater focus on commercialization and development of products.

     As a result of the foregoing factors, our net loss increased to $3,090,332 for the six months ended June 30, 2000, from a net loss of $1,303,357 for the six months ended June 30, 1999. Due in part to an increase in the number of shares outstanding during the period, the net loss per share increased slightly to $0.13 for the six months ended June 30, 2000, from $0.10 for the comparable period in 1999.

Liquidity and Capital Resources
-------------------------------

     To date, we have funded our operations primarily through private placements of equity securities and secondarily through product sales. Such placements generated net proceeds of $1,350,000 during the three months ended June 30, 2000, compared to proceeds of $885,689 for the three months ended June 30, 1999. We generated net cash from financing activities of $6,485,025 for the six months ended June 30, 2000, as compared to net cash from financing activities of $1,019,106 for the comparable period in 1999. Substantially all of the financing activities for the six months ended June 30, 2000 consisted of a private placement of common stock and warrants together with the exercise of warrants.

     We utilized $2,764,690 of net cash for operating activities in the six months ended June 30, 2000, compared to the utilization of $884,065 of net cash for operating activities for the comparable period in 1999. The increase in net cash used for operating activities was primarily related to the growth of our product sales and operations during the period, including an increase in accounts receivable and the issuance of common stock for services. We used $1,616,340 of net cash for investing activities in the six months ended June 30, 2000, compared to $98,312 of net cash for investing activities in the six months ended June 30, 1999, primarily due to the availability of additional funds from our private placement in early 2000.

     At June 30, 2000, we had $3,297,079 in cash, compared to $1,193,084 in cash at December 31, 1999. We also had accounts receivable of $556,009 at June 30, 2000, compared to accounts receivable of $143,128 at December 31, 1999.

     We currently have sufficient capital to support our operations through the remainder of 2000. We anticipate that our capital requirements for the balance of the period ending December 31, 2001 will be met through cash generated from operations and from equity investments. However, additional capital may be required to fund our operations (including the commercialization of our products and ongoing research and development) through this period. There can be no assurance that we will be able to generate capital sufficient to meet these long-term needs. If we cannot meet these capital requirements, we may be able to extend the period for which available resources would prove adequate by not proceeding with planned operation expansions and deferring planned commitments. If we cannot meet these capital requirements, we may be able to extend the period for which available resources would prove adequate by not proceeding with planned operation expansions and deferring planned commitments.

Impact  of  the  Year  2000
---------------------------

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

     Since our inception in November 1994, we have incurred substantial losses. Our net loss equaled $3,587,473 for the year ended December 31, 1999, and $3,090,332 for the six months ended June 30, 2000. We had an accumulated deficit of $8,618,404 at December 31, 1999, and $11,708,735 at June 30, 2000.

     We anticipate that our expenses relating to developing, marketing and supporting our current and future products will increase substantially in the future. Accordingly, for the foreseeable future we expect to experience additional losses as these increased expenses exceed our total revenues. These additional losses will increase our accumulated deficit.

Our revenues largely depend on one product line, the Robust Hydrogen Sensor line.

     To date, we have generated substantially all of our revenues from one product line, the Robust Hydrogen Sensor line. We expect that the Robust Hydrogen Sensor group of products will continue to account for a substantial majority of our revenues for the foreseeable future. Currently, five other technologies are under development, including three sensors and two hydrogen fuel cells. Our future financial performance is dependent, in significant part, upon the successful development, introduction and customer acceptance of new and enhanced versions of the Robust Hydrogen Sensor, other hydrogen sensors, our hydrogen fuel cell technologies and related new products that we may develop.
We cannot assure you that we will be successful in upgrading the Robust Hydrogen Sensor or that we will successfully develop new products, or that any new product will achieve market acceptance. For more information on the sources of our revenues, please see the section of this Form 10-QSB entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Hydrogen sensor and fuel cell technologies are new and evolving technologies, they compete with other gas sensor products and methods of power generation, and may not receive widespread acceptance.

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

     In the hydrogen fuel cell market, businesses and consumers remain uneducated about the benefits of alternative power sources. This ignorance may delay the acceptance and penetration of our fuel cell products into markets that have historically been served by traditional fuel sources. Businesses and consumers also have the option of using other methods of alternative power generation, including batteries, carbonate, phosphoric acid, polymer electrolyte or solid oxide fuel cells systems, as well as traditional fossil fuels (such as oil and gasoline). These methods may maintain or even increase their acceptance to the detriment of our hydrogen fuel cell technology. We believe that virtually all of the raw materials used in our hydrogen fuel cell products are readily available from a variety of vendors in the United States and Canada.

The loss of the services of one or more of our key personnel or our failure to hire, integrate or retain other qualified personnel could disrupt our business.

     We depend upon the continued services and performance of our executive officers and other key employees, particularly Dr. Johan (Hans) Friedericy, our President, David A. Walker, our Executive Vice President and Chief of Operations and David P. Haberman, our Chairman and Executive Vice President of Strategic Planning, Technology and Business Development. While we currently carry "key person" insurance on the lives of Messrs. Walker and Haberman, the proceeds of such insurance might not adequately compensate us for the loss of any of them. Competition for qualified personnel in technology, particularly in the fuel cell industry, is intense and we may not be able to retain or hire necessary personnel as a result of the highly specialized nature of our products. In addition, the amount of our limited working capital may impose compensation restrictions on us that make it difficult to attract and hire necessary employees.

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

     In addition to the potential for product defects, hydrogen itself is a dangerous element. For example, hydrogen is highly explosive when it reaches concentrations in the air of four percent or greater. The volatility of hydrogen may compromise the safety and effectiveness of our products, which may cause damage to our reputation, result in lost sales and revenues or have other material and adverse effects on our business.

     We have not experienced any product liability claims to date, but we may be subject to such claims in the future. A product liability claim brought against us could have a material and adverse effect on our business, results of operations or financial condition.

We would lose revenues and incur significant costs if our systems or material third-party systems are not year 2000 compliant.

     To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues, nor have we experienced any significant failures due to the Year 2000 date changes. However, we may fail to discover Year 2000 compliance problems in our systems that will require substantial revisions or replacements. In the event that the operational facilities that support our business are not Year 2000-compliant, there may be a decrease in sales of our products. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our software, hardware or systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

     In addition, there can be no assurance that our major partners, including the governmental agencies, and others outside our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, including for example delays in shipments from suppliers and services providers, any of which would have a material and adverse effect on our business, results of operations and financial condition. See "Impact of the Year 2000."

We are heavily reliant on third parties for certain components and any delays, defects or other problems in supplying these components could adversely affect our business.

    We have been heavily reliant on the ability of Allied Signal, Inc. to manufacture the CMOS wafer for the Robust Hydrogen Sensor. With the acquisition of Honeywell by Allied Signal, the silicon foundry has been closed. Currently our CMOS process is accomplished at Silicon Valley Sensors, Inc., in San Jose, California. We have purchased equipment from Honeywell, Inc. that will enable us to process the new wafers in-house commencing in October 2000; however, there can be no assurance that our manufacturing efforts will be successful or cost-effective. Electronic circuit boards for the Robust Hydrogen Sensor are fabricated by our manufacturing partner ICCI.

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

The markets for our fuel cells are at a very early stage of development, are rapidly changing and are characterized by an increasing number of market entrants.

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

    Our products do not provide the exclusive means for accomplishing an objective, and customers may choose alternative means. The markets for hydrogen sensors and fuel cells are intensely competitive, and we expect competition to
increase significantly.   Many of our competitors have significantly greater
financial and other resources than we do, which may enable such competitors to market their products in a manner that achieves commercial success even in the fact of technical superiority on the part of our products.

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

     The breach of contract claim is based on a consulting agreement entered into between The StockPage and us on April 17, 1998. Under that agreement The StockPage agreed to provide us with promotional services in exchange for 250,000 shares of our common stock. We agreed to grant The StockPage 100,000 shares of the common stock within a week of executing the consulting agreement and another 150,000 common shares within one week of our becoming a fully reporting corporation pursuant to the United States federal securities laws. We delivered 100,000 shares of our common stock to The StockPage as payment for services rendered under the consulting agreement in a timely fashion. On January 6, 1999, we terminated the contract and refused to grant the remaining 150,000 common shares as a result of alleged fraudulent conduct undertaken by The StockPage.

     In our Statement of Defense and Counterclaim, filed March 7, 2000, in the Ontario Superior Court of Justice we allege that The StockPage deliberately created an inflated market for our common shares in order to then improperly sell our common shares to receive an artificially induced gain on such sales. A Reply and Defense to Statement of Defense and Counterclaim was filed by The StockPage on May 1, 2000, denying our allegations. Currently, the parties are proceeding with discovery and expect to have a trial date set early on in 2001. We plan to defend our position vigorously and are unable at this time to predict how this litigation will ultimately be resolved.

     On May 3, 2000, we filed a complaint against Level Jump, Inc., a U.S. corporation which is the parent company of StockPage, and against StockPage, in the United States District Court in Los Angeles. The case number for this complaint is 00-04646-RJK (CTx). The complaint involves claims of fraud in the inducement of the original contract entered into between StockPage and us, and a claim under the California Unfair Competition Act. These causes of action represent different claims than those being determined under the case in Canada. Level Jump and Stockpage have retained California counsel and have filed a Motion to Dismiss our complaint against them. Our Opposition to the Motion to Dismiss is due September 5, 2000 and a hearing on that motion has been set for September 18, 2000. We plan to defend our position vigorously and are unable at this time to predict how this litigation will ultimately be resolved.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Set forth below is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three month period ending June 30, 2000. Also included is the consideration, if any, received by us for such shares and options and information relating to the section of the Securities Act of 1933, as amended, or rule of the SEC under which exemption from registration was claimed.

     On April 24, 2000, we issued an aggregate of 5,000 shares of common stock to one consultant for services previously rendered to us. At the date of issuance, the shares had an aggregate approximate value of $33,750. The shares were issued to the consultant for bona fide services previously provided to us, and were not in connection with a capital-raising transaction. The issuance and sale of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering. The consultant represented to us that it was acquiring the shares for its own account and not for the account or benefit of another person; that the shares were being acquired for investment and not with a view to the distribution thereof; and that the consultant did not intend to sell or otherwise dispose of all or any part of the shares at the time of purchase or upon the occurrence or nonoccurrence of any predetermined event. The consultant also agreed that it would offer or resell shares only if the shares were registered under the Securities Act or an exemption from such registration was available. No advertising or public solicitation was used in the placement. We placed a restrictive legend on the certificates representing the shares and placed "stop transfer" instructions with the transfer agent.

     On May 3, 2000, we issued an aggregate of 62,500 shares of common stock to one consultant for services previously rendered to us. At the date of issuance, the shares had an aggregate approximate value of $355,437. The shares were issued to the consultant for bona fide services previously provided to us, and were not in connection with a capital-raising transaction. The issuance and sale of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering. The consultant represented to us that it was acquiring the shares for its own account and not for the account or benefit of another person; that the shares were being acquired for investment and not with a view to the distribution thereof; and that it did not intend to sell or otherwise dispose of all or any part of the shares at the time of purchase or upon the occurrence or nonoccurrence of any predetermined event. The consultant also agreed that it would offer or resell shares only if the shares were registered under the Securities Act or an exemption from such registration was available. No advertising or public solicitation was used in the placement. We placed a restrictive legend on the certificates representing the shares and placed "stop transfer" instructions with the transfer agent.

    On June 29, 2000, we closed a private placement of 600,000 shares of our common stock to an aggregate of 2 purchasers. An aggregate of $1,350,000 was raised in this placement. The issuance and sale of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering. All of the purchasers represented to us that they were acquiring the shares for their own accounts and not for the account or benefit of another person; that the shares were being acquired for investment and not with a view to the distribution thereof; and that the purchasers did not intend to sell or otherwise dispose of all or any part of the shares at the time of purchase or upon the occurrence or nonoccurrence of any predetermined event. Each purchaser also agreed that he or she would offer or resell shares only if the shares were registered under the Securities Act or an exemption from such registration was available. No advertising or public solicitation was used in the placement. We placed a restrictive legend on the certificates representing the shares and placed "stop transfer" instructions with the transfer agent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 2, 2000 we held our Annual Shareholders Meeting. During the meeting there were a total of 18,075,326 shares of voting common stock present in person and by proxy.

     The following individuals were elected at the Annual Shareholders Meeting to serve as members of our Board of Directors until the election of their respective successors:


----------------------------------------------------------------
Director Nominee Name                                 Votes For
----------------------------------------------------------------
David A. Walker                                       17,984,949
----------------------------------------------------------------
David P. Haberman                                     17,984,949
----------------------------------------------------------------
Randall S. Firestone                                  17,984,949
----------------------------------------------------------------
Dr. William L. Firestone                              17,026,957
----------------------------------------------------------------
Daniel Teran                                          17,984,949
----------------------------------------------------------------
Robert S. Walker                                      17,984,949
----------------------------------------------------------------
Raymond N. Winkel                                     17,984,949
----------------------------------------------------------------
Dr. John Barclay                                      17,984,949
----------------------------------------------------------------
Dr. Johan (Hans) Friedericy                           17,984,949
----------------------------------------------------------------

    In addition, the shareholders cast 17,171,559 shares in favor of approving and adopting the DCH 1999 Stock Option Plan, which was mailed to each shareholder prior to the Annual Shareholders Meeting. 542,259 shares were cast against the adoption of the 1999 Stock Option Plan and 361,507 shares abstained from voting on this matter.

    The shareholders also cast 17,533,066 shares in favor of approving the DCH Reincorporation and Plan of Merger Agreement, a copy of which was sent to each shareholder prior to the Annual Shareholders Meeting. The DCH Reincorporation and Plan of Merger Agreement set forth the terms and conditions under which we proposed to reincorporate DCH in the state of Delaware. 361,506 shares were cast against the approval of this matter and 180,753 shares abstained from voting on this matter.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          Exhibit 27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K.

     On June 6, 2000, we filed a Form 8-K to report on the termination of our relationship with independent certified accountants, Lucas, Horsfall, Murphy & Pindroh, LLP and the approval of our engagement of Moss Adams, LLP as our new independent certified public accountants.

     On June 9, 2000, we filed a Form 8-K to report on our acquisition of certain real property located in the City of Santa Clarita, County of Los Angeles, State of California, commonly known as 24832 Avenue Rockefeller (the "Property") from CRBC, LLC, a California Limited Liability Company.

     On June 26, 2000, we filed an amendment to the earlier Form 8-K regarding our change in independent certified accountants.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DCH TECHNOLOGY, INC.


Date:  August 14, 2000              By: /s/ Dr. Hans Friedericy
                                            -------------------------
                                            Dr. Hans Friedericy,
                                            President


                                    By: /s/ Dr. Hans Friedericy
                                            -------------------------
                                            Anna Rhee,
                                            Principal Accounting and
                                            Financial Officer