Form 10QSB
period 2000-09-30
DCH TECHNOLOGY INC
filed 2000-11-14
CIK 1061786

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of October 31, 2000, the issuer had 25,572,616 shares of common stock, $.01 par value per share, outstanding.

                             DCH TECHNOLOGY, INC.

                                   CONTENTS

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

 Item 1.    Financial Statements                                              3

            Independent Accountant's Report                                   4

            Consolidated Balance Sheets                                       5

            Consolidated Statements of Operations                             6

            Consolidated Statements of Cash Flows                             7

            Notes to Consolidated Financial Statements                        8


 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              10


 Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                                      19


PART II - OTHER INFORMATION

 Item 1.    Legal Proceedings                                                20

 Item 2.    Changes in Securities and Use of Proceeds                        21

 Item 3.    Defaults Upon Senior Securities                                  21

 Item 4.    Submission of Matters to a Vote of Security Holders              21

 Item 5.    Other Information                                                21

 Item 6.    Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                   22

INDEX TO EXHIBITS                                                            23

       PART I. FINANCIAL INFORMATION

                        Independent Accountant's Report


Board of Directors and Shareholders
DCH Technology, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of DCH Technology, Inc. and subsidiary as of September 30, 2000, and the related consolidated condensed statements of operations and cash flows for the three and nine month periods then ended. These financial statements are the responsibility of DCH Technology, Inc. management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

/s/ Moss Adams LLP

Los Angeles, California
October 19, 2000

                      DCH TECHNOLOGY, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                            2000           1999
                                                                        ------------    ------------
                                                                        (UNAUDITED)

CURRENT ASSETS
      Cash                                                              $  1,663,393    $  1,193,084
      Accounts receivable                                                     93,864         143,128
      Inventory                                                              294,708         127,319
      Prepaid expenses                                                       230,072          90,248
      Other receivable                                                          --           191,100
                                                                        ------------    ------------
         TOTAL CURRENT ASSETS                                              2,282,037       1,744,879

 PLANT, PROPERTY AND EQUIPMENT - NET                                       1,997,379         217,665

 OTHER ASSETS
      Restricted cash deposit                                                718,057            --
      Deposits                                                                95,690            --
      Intangible assets, net of amortization                                 136,536          98,577
      Investments with no readily determinable fair value                    215,000         215,000
                                                                        ------------    ------------
          TOTAL OTHER ASSETS                                               1,165,283         313,577
                                                                        ------------    ------------
                                                                        $  5,444,699    $  2,276,121
                                                                        ============    ============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
      Accounts payable                                                  $    240,657    $    244,539
      Accrued payroll and vacation                                           185,352          74,872
      Accrued expenses                                                       475,069         510,690
      Capital lease obligation, net of long-term portion                      16,336          13,833
      Current portion of long term debt                                       54,615            --
      Unearned revenue                                                         4,450            --
                                                                        ------------    ------------
          TOTAL CURRENT LIABILITIES                                          976,479         843,934

 LONG TERM LIABILITIES
      Capital lease obligation, net of current portion                        16,627          30,344
      Long-term debt, net of current portion                                 725,120            --
                                                                        ------------    ------------
          TOTAL LIABILITIES                                                1,718,227         874,278

 STOCKHOLDERS' EQUITY
      Preferred stock, $0.10 par value
          5,000,000 shares authorized,
          no shares issued and outstanding                                      --              --

      Common stock, $0.01 par value,
          50,000,000 shares authorized,
          25,552,717 and 19,325,995 shares
          issued and outstanding, respectively                               255,527         193,259

      Additional paid-in-capital                                          17,489,741       9,775,433
      Common stock subscribed, 0 and 62,914 shares, respectively                --           131,000
      Less: investment in limited liability companies                        (68,864)        (79,445)
                                                                        ------------    ------------
                                                                          17,676,404      10,020,247

      Accumulated deficit                                                (13,949,931)     (8,618,404)
                                                                        ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                                       3,726,473       1,401,843
                                                                        ------------    ------------
                                                                        $  5,444,699    $  2,276,121
                                                                        ============    ============


          See Accompanying Notes to Consolidated Financial Statements

                      DCH TECHNOLOGY,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                       2000            1999            2000            1999
                                                   ------------    ------------    ------------    ------------
Sales                                              $    150,578    $    218,811    $    727,009    $    435,584

Cost of products sold                                    97,046          48,535         578,157         191,413
                                                   ------------    ------------    ------------    ------------

Gross profit                                             53,532         170,276         148,852         244,171


Operating expenses:
    Selling, general and administrative expenses      1,942,639         570,911       4,771,611       1,604,695
    Depreciation and amortization                        95,161          14,377         164,930          38,391
    Research and development                            291,824         348,583         650,276         668,082
                                                   ------------    ------------    ------------    ------------

                                                      2,329,624         933,871       5,586,817       2,311,168
                                                   ------------    ------------    ------------    ------------

      Net loss from operations                       (2,276,092)       (763,595)     (5,437,965)     (2,066,997)

Other income/expenses
    Interest income and other expenses,net               34,896               2         106,437              47
                                                   ------------    ------------    ------------    ------------

Net loss                                           $ (2,241,196)   $   (763,593)   $ (5,331,528)   $ (2,066,950)
                                                   ============    ============    ============    ============

Weighted average common shares outstanding           25,416,995      14,760,872      23,757,397      13,703,628
                                                   ============    ============    ============    ============
Net loss per common share
    Basic and diluted (see note 2)                 $      (0.09)   $      (0.05)   $      (0.22)   $      (0.15)
                                                   ============    ============    ============    ============

          See Accompanying Notes to Consolidated Financial Statements

                       DCH TECHNOLOGY, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        2000           1999
                                                                     -----------    -----------
CASH FLOWS FROM  OPERATING ACTIVITIES
     Net loss                                                        $(5,331,528)   $(2,066,950)
     Adjustments to reconcile net loss to net cash provided (used)
        by operating activities:
         Depreciation and amortization                                   164,930         38,391
         Issuance of stock, warrants and options for services            973,209        590,071
         Loss on disposal of equipment                                    12,248           --
         Loss from investment in partnerships                             10,581           --
         Investment received in lieu of cash for services                   --         (150,000)
     Change in:
        Accounts receivable                                               49,264        (84,414)
        Inventory                                                       (167,389)       104,824
        Prepaid expenses                                                (139,824)       (45,482)
        Other receivable                                                  60,100       (127,804)
        Bank overdraft                                                      --           (3,212)
        Accounts payable                                                  (3,882)        57,164
        Accrued expenses                                                  55,504        302,801
        Accrued payroll and vacation                                     110,480           --
        Deferred revenue                                                   4,450           --
                                                                     -----------    -----------

        NET CASH USED BY OPERATING ACTIVITIES                         (4,201,857)    (1,384,611)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in certificate of deposit                               (718,057)          --
     Deposits made for equipment, leases                                 (95,690)          --
     Loan to shareholders, net                                              --          (68,140)
     Purchase of licenses and intellectual property                      (50,000)       (42,000)
     Purchase of equipment                                            (1,135,286)       (45,456)
                                                                     -----------    -----------

        NET CASH USED BY INVESTING ACTIVITIES                         (1,999,033)      (155,596)

CASH FLOWS FROM FINANCING ACTIVITIES
     Private placement of common stock and warrants                    5,210,000      1,459,257
     Principal payments on capital lease                                 (11,213)          --
     Principal payments on long-term debt                                (20,265)          --
     Proceeds for exercise of warrants                                 1,361,677         18,750
     Proceeds from common stock subscriptions receivable                 131,000        100,000
                                                                     -----------    -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                      6,671,199      1,578,007
                                                                     -----------    -----------

NET INCREASE IN CASH                                                     470,309         37,800

CASH, BEGINNING OF PERIOD                                              1,193,084          1,802
                                                                     -----------    -----------

CASH, END OF PERIOD                                                  $ 1,663,393    $    39,602
                                                                     ===========    ===========

Supplemental disclosure of cash flow information is as follows:

     Cash paid for
        Interest                                                     $    23,320           --
        Income taxes                                                       2,544    $     1,600

 Non-cash transactions:
     Investing and Financial Transactions
        Common stock issued in connection with a patent license            9,566           --
        Issued Long Term Debt in connection with the purchase of
         Property, Plant and Equipment                                   800,000           --

          See Accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB. The consolidated condensed balance sheet, statement of operations and cash flows at and for the periods ended September 30, 2000, have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2)  LOSS PER SHARE

     Loss per share of common stock is computed using the weighted average number of common shares outstanding during the period shown. Common stock equivalents were not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

(3)  CONTINGENCIES

     The Company is currently a defendant in a lawsuit filed in the Superior Court Of Justice, Ontario, Canada, by a promotional company claiming breach of contract under a consulting agreement. The Company has filed a counter claim against plaintiff in Superior Court of Justice and a complaint against its parent company in a US District Court. The Company is vigorously defending its position, however, at this time, it is not possible to predict the ultimate outcome of the litigation. No accrual for potential loss has been recorded as of September 30, 2000.

(4)  USE OF ESTIMATES

     Management has made estimates and assumptions relating to the reporting of assets, liabilities, revenue, expenses and disclosure of contingencies in preparing these financial statements in accordance with generally accepted accounting principles. Actual results may differ from these estimates.

(5)  Income taxes

     The Company records income taxes using an asset and liability method.
Under this method, deferred Federal and State income tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax-reporting basis of assets and liabilities. At September 30, 2000, cumulative net operating losses, which have not been deducted for income tax reporting purposes amount to approximately $13,200,000. These losses may be carried forward and used to offset future taxable income. Unused loss carry forward amounts will start to expire for Federal and State purposes between 2013 and 2002, respectively. The deferred tax asset resulting from this loss carry forward is approximately $3,100,000. The entire amount of this deferred tax asset has been reserved and reduced to $-0- because of the uncertainty regarding the future utilization of the loss carry forward amounts.

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

      We commenced initial production of our first hydrogen gas detector product line, the Robust Hydrogen Sensor product line, in November 1998, and currently offer four hydrogen sensor products. We began to commercialize a low power (up to 10 kWs) fuel cell in 1998, and in March 2000 created a wholly-owned subsidiary, the Enable Fuel Cell Corporation, to focus on this market. We currently obtain our funding from private placements of equity securities and product sales. As production activity increases, production facilities are more fully utilized and we fully implement our marketing strategies, we expect revenues from sales of products to increase as a proportion of our total cash requirement.

      On August 10, 2000, our common stock began trading on the American Stock Exchange under the symbol "DCH."

Hydrogen Sensors
----------------

      In the quarter ended September 30, 2000, we designed, assembled and installed a hydrogen safety system on a hydrogen-powered bus under development by the University of Nevada, Las Vegas. This achievement represents a future market opportunity for our fuel cells.

      On September 1, 2000, we moved our sensor production to a new building located at 24832 Avenue Rockefeller, Santa Clarita, California, which will house our advanced sensor development and full scale manufacturing operations. This move represents the second expansion of our sensor division and will include on-site hydrogen production capabilities. Our new facility includes new capabilities that will help us meet the growing demand for hydrogen sensors.

Fuel Cells
----------

      In June 2000, we announced a joint venture agreement with Daido Metal Company, Ltd., a Japanese high volume production manufacturer of precision metal components. During the third quarter of 2000, the joint venture agreement was signed and is now being implemented. Under the agreement, Daido will manufacture and assemble fuel cell products, initially small portable fuel cells ranging from less than one watt to 50 watts. The joint venture will also encompass future production of larger fuel cells for stationary applications.

      During the quarter ended September 30, 2000, we delivered a 3kW fuel cell to the Electric Power Research Institute (EPRI) PEAC Corporation. EPRI is a leading research and development institute serving major power utilities. To date, EPRI has demonstrated the system to more then 50 energy companies and utilities, including international clients at its laboratories in Knoxville, Tennessee. We have been informed by representatives of EPRI that the Enable fuel cell has performed up to EPRI's expectations.

      During the same quarter, we delivered a 12-watt passive fuel cell to the US Army CECOM. The unit is currently under test and, we are informed, is operating as specified. Also during the third quarter of 2000, four prototype portable lighting systems (systems that integrate a passive fuel cell, hydride hydrogen storage, and fuel delivery system in one small package) were delivered to an OEM for evaluation and testing.

Results of Operations
---------------------

Three Months Ended September 30, 2000, Compared With Three Months Ended
-----------------------------------------------------------------------
September 30, 1999
------------------

     For the three months ended September 30, 2000, DCH had sales of $150,578 compared to sales of $218,811 for the three months ended September 30, 1999. The decreased sales in the third quarter of 2000 were, in part, due to the relocation of the Hydrogen sensor manufacturing during the quarter. The cost of products sold increased to $97,046 for the three months ended September 30, 2000, compared to $48,535 for the three months ended September 30, 1999. In percentage terms, cost of goods sold represented 64% of total sales for the three months ended September 30, 2000, versus 22% for the same period in 1999. The cost of sales could continue to fluctuate until such time as normal production levels are reached for our products.

      We incurred a loss from operations of $2,276,092 for the three months ended September 30, 2000, compared to an operating loss of $763,595 for the three months ended September 30, 1999. Selling, general and administrative expenses were $1,942,639 for the three months ended September 30, 2000, compared to $570,911 for the comparable period in 1999. Substantially all of the increases in selling, general and administrative expenses during the third quarter of 2000 were as a result of building the corporate infrastructure in anticipation of future growth, increased emphasis on our thick film hydrogen sensor, expansion of our sensor business and the expansion of our fuel cell production activity. Our internal manufacturing capabilities will be broader in the future, and should allow improved cost control.

      Depreciation and amortization increased to $95,161 for the three months ended September 30, 2000, compared to $14,377 for the three months ended September 30, 1999, due to the purchase of the Rockefeller building and additional equipment purchases to support these operations.

      A total of $291,824 was spent on research and development during the three months ended September 30, 2000, compared to expenditures of $348,583 for the three months ended September 30, 1999. The relatively slight decrease in research and development expenses during the period was due to a greater focus on commercialization and development of products.

      Due in part to an increase in the number of shares outstanding during the period (we had 25,416,995 weighted average common shares outstanding for the three months ended September 30, 2000, as compared to 14,760,872 weighted average common shares outstanding for the comparable period in 1999), the net loss per share increased to $0.09 per share for the three months ended September 30, 2000, as compared to a loss of $0.05 per share for the comparable period in 1999.

Nine Months Ended September 30, 2000, Compared With Nine Months Ended September
-------------------------------------------------------------------------------
30, 1999
--------

     For the nine months ended September 30, 2000, sales were $727,009 as compared to sales of $435,584 for the nine months ended September 30, 1999. The increased sales during this period were due primarily to a 41% increase in the sales of our Robust Hydrogen Sensor products and a 126% increase in sales of our fuel cell products. The cost of products sold increased by 202% to $578,157 for the nine months ended September 30, 2000, compared to $191,413 for the nine months ended September 30, 1999. For the nine-month period ended September 30, 2000, the gross profit margin was 20% or $148,852, as compared to a gross profit of $244,171 and gross profit margin of 56% for the nine months ended September 30, 1999. The cost of sales, and therefore our gross profit margin, could continue to fluctuate until such time as normal production levels are reached for our products.

     Selling, general and administrative expenses were $4,771,661 for the nine months ended September 30, 2000, compared to $1,604,695 for the comparable period in 1999. Substantially all of the selling, general and administrative expenses resulted from the building of a corporate infrastructure, the expansion of fuel cell production activity, development of new sensor products, and an increased emphasis on the thick film sensor.

     Depreciation and amortization increased to $164,930 for the nine months ended September 30, 2000, compared to $38,391 for the nine months ended September 30, 1999, reflecting the purchase of additional equipment and the Rockefeller building.

     Research and development expenses during the nine months ended September 30, 2000, totaled $650,276, essentially the same as the expenditures of $668,082 for the nine months ended September 30, 1999.

     The net effect of the forgoing revenue and expenses was a loss for the nine months of $5,331,528 for the nine-month period ended September 30, 2000, compared to a net loss of $2,066,950 for the same nine-month period ended September 30, 1999. Due in part to an increase in the number of shares outstanding during the period (from a weighted average of 13,703,628 shares for the nine months ended September 30, 1999 to 23,757,397 for the nine-month period ended September 30, 2000) the net loss per share increased to $0.22 for the nine months ended September 30, 2000, from $0.15 for the comparable period in 1999.

Liquidity and Capital Resources
-------------------------------

     We generated a total of $6,671,199 in net cash from financing activities for the nine months ended September 30, 2000, as compared to net cash from financing activities of $1,578,007 generated during the comparable period in 1999. Substantially all of the financing activities for the nine months ended September 30, 2000 consisted of a private placement of common stock and warrants, together with the exercise of warrants.

     We utilized $4,201,857 of net cash for operating activities in the nine months ended September 30, 2000, compared to the utilization of $1,384,611 of net cash for operating activities for the comparable period in 1999. The increase in net cash used for operating activities was primarily related to the growth of our product sales and operations during the period, including an increase in inventory and the issuance of common stock for services. We used $1,999,033 of net cash for investing activities in the nine months ended September 30, 2000, compared to $155,596 of net cash for investing activities in the nine months ended September 30, 1999. These funds were primarily used in both years to purchase production facilities and equipment for the Company's sensor and fuel cell production.

     At September 30, 2000, we had $1,663,393 in unrestricted cash, compared to $39,602 in cash at September 30, 1999. We also had accounts receivable of $93,864 at September 30, 2000, compared to accounts receivable of $143,243 at September 30, 1999. The decrease in accounts receivable was due in part to the commencement of an aggressive collections policy in 2000. Investment in inventory totaled $294,708 at September 30, 2000 versus $38,890 for the same period in 1999.

     DCH has sufficient capital to support operations through the remainder of 2000. In addition, we have received indications that certain holders of our warrants will exercise a portion of those warrants in the foreseeable future, providing additional capital. We anticipate that our capital requirements for the year ending December 31, 2001 will require that additional cash be raised from external sources. We currently believe that this requirement will be met by cash equity investments. However, there is no assurance that we will be able to generate capital sufficient to meet these long-term needs. If we cannot meet these capital requirements, we may be able to extend the period for which available resources would prove adequate by not proceeding with planned major operation expansions and deferring planned staff increases.

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

     Since our inception in November 1994, we have incurred substantial losses. Our net loss equaled $3,587,473 for the year ended December 31, 1999, and $5,331,528 for the nine months ended September 30, 2000. We had an accumulated deficit of $8,618,404 at December 31, 1999, and $13,949,931 at September 30, 2000.

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

     In the hydrogen fuel cell market, businesses and consumers remain uneducated about the benefits of alternative power sources. This ignorance may delay the acceptance and penetration of our fuel cell products into markets that have historically been served by traditional fuel sources. Businesses and consumers also have the option of using other methods of alternative power generation, including carbonate, phosphoric acid, polymer electrolyte or solid oxide fuel cells systems, as well as traditional fossil fuels (such as oil, gasoline, and batteries). These methods may maintain or even increase their acceptance to the detriment of our hydrogen fuel cell technology. We believe that virtually all of the raw materials used in our hydrogen fuel cell products are readily available from a variety of vendors in the United States and Canada.

The loss of the services of one or more of our key personnel or our failure to hire, integrate or retain other qualified personnel could disrupt our business.

     We depend upon the continued services and performance of our executive officers and other key employees, particularly Dr. Johan (Hans) Friedericy, our President, David A. Walker, our Executive Vice President and Chief of Operations and David P. Haberman, our Chairman and Executive Vice President of Strategic Planning, Technology and Business Development. While we currently carry "key person" insurance on the lives of Messrs. Walker and Haberman, the proceeds of such insurance might not adequately compensate us for the loss of either of them. Competition for qualified personnel in technology, particularly in the fuel cell industry, is intense and we may not be able to retain or hire necessary personnel as a result of the highly specialized nature of our products. In addition, the amount of our limited working capital may impose compensation restrictions on us that make it difficult to attract and hire necessary employees.

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

     We have been heavily reliant on the ability of Allied Signal, Inc. to manufacture the CMOS wafer for the Robust Hydrogen Sensor. With the acquisition of Honeywell by Allied Signal, the silicon foundry has been closed. Currently, our CMOS process is accomplished at Silicon Valley Sensors, Inc., in San Jose, California. We have purchased equipment from Honeywell, Inc. that will enable us to process the new wafers in-house commencing in October 2000; however, there can be no assurance that our manufacturing efforts will be successful or cost-effective. Our manufacturing partner ICCI fabricates electronic circuit boards for the Robust Hydrogen Sensor. Sensor casing and other hardware are fabricated by various small manufacturers. Although delays in the shipment and receipt of our component parts may occur, historically we have experienced only those delays that tend to occur in the normal course of business.

     Growth in the volume of orders for our products may strain the capacity of these component suppliers, and delays or other problems with component suppliers could have a material and adverse effect on our business. Although we test the component parts that we receive from our suppliers, we cannot be assured that our components will be completely free of all defects.

The markets for our fuel cell products are at a very early stage of development, are rapidly changing and are characterized by an increasing number of market entrants.

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

     In our Statement of Defense [sic] and Counterclaim, filed March 7, 2000, in the Ontario Superior Court of Justice we allege that The StockPage deliberately created an inflated market for our common shares in order to then improperly sell our common shares to receive an artificially induced gain on such sales. A Reply and Defense to Statement of Defense and Counterclaim was filed by The
StockPage on May 1, 2000, denying our allegations.   We plan to defend our
position vigorously and are unable at this time to predict how this litigation will ultimately be resolved.

     On May 3, 2000, we filed a complaint against Level Jump, Inc., a U.S. corporation which is the parent company of StockPage, and against StockPage, in the United States District Court in Los Angeles. The case number for this complaint is 00-04646-RJK (CTx). The complaint involves claims of fraud in the inducement of the original contract entered into between StockPage and us, and a claim under the California Unfair Competition Act. These causes of action represent different claims than those being determined under the case in Canada. Level Jump and StockPage retained California counsel and filed a Motion to Dismiss our complaint against them. We opposed the Motion to Dismiss, and, following a hearing on September 18, 2000, the court refused to dismiss the case. We plan to pursue this litigation aggressively; however, we are unable at this time to predict how this litigation will ultimately be resolved.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Since September 30, 2000, a total of three members of our Board of Directors, Dr. William Firestone, Randall Firestone and John A. Barclay, have resigned to pursue other business and personal interests. None of these Directors have indicated any disagreement with us on any matter relating to our operations, policies or practices. We are currently evaluating potential strategic replacements for these vacancies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          Exhibit 27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K.

          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DCH TECHNOLOGY, INC.


Date:  November 14, 2000          By: /s/ Dr. Johan A. Friedericy
                                      -------------------------------
                                      Dr. Johan A. Friedericy,
                                      President


                                  By: /s/ Ronald Ilsley
                                      -------------------------------
                                      Ronald Ilsley,
                                      Chief Financial Officer
                                      (Principal Accounting and
                                      Financial Officer)