Form 10KSB/A
period 1999-12-31
DCH TECHNOLOGY INC
filed 2000-11-30
CIK 1061786

                                 FORM 10-KSB/A

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________.

                       Commission file number: 000-26957


                             DCH TECHNOLOGY, INC.
                (Name of Small Business Issuer in Its Charter)

COLORADO                           2810                     84-1349374
----------------------  ----------------------------       ------------
(State or Jurisdiction  (Primary Standard Industrial      (I.R.S. Employer
 of Incorporation or     Classification Code Number)     Identification No.)
  Organization)

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

                                    Name of each exchange
Title of each class                 on which registered
-------------------                 ---------------------
Common Stock, $.001 par value       OTC Bulletin Board

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

     As of February 28, 2000 the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $90,027,927 (based upon the closing price for shares of the registrant's common stock as reported by the OTC Bulletin Board on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of February 28, 2000, the registrant had 20,703,141 shares of common stock, $.001 par value per share, outstanding.

Documents Incorporated by Reference:  None

Traditional Small Business Disclosure Format [_] Yes;  [X] No

                                    ITEM 7.

                             FINANCIAL STATEMENTS


                      DCH Technology, Inc. and Subsidiary

                              FINANCIAL STATEMENTS

                               December 31, 1999

                  (with Independent Auditors' Report Thereon)

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                    Pages
                                                                                                 ------------

Independent Auditors' Report                                                                         F-2

Consolidated Balance Sheet                                                                           F-3

Consolidated Statements of Operations                                                                F-4

Consolidated Statements of Stockholders' Equity (Deficit)                                            F-5

Consolidated Statements of Cash Flows                                                                F-6

Notes to Consolidated Financial Statements                                                           F-7

                         Independent Auditors' Report
                         ----------------------------


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


                  /s/ Lucas, Horsfall, Murphy & Pindroh, LLP


Pasadena, California
February 22, 2000, except for Note 10 to the financial statements which is as of May 31, 2000

                      DCH Technology, Inc. and Subsidiary
                          CONSOLIDATED BALANCE SHEET
                               December 31, 1999



                                    ASSETS


 CURRENT ASSETS

    Cash                                                   $  1,193,084
    Accounts receivable                                         143,128
    Inventory                                                   127,319
    Prepaid expenses                                             90,248
    Other receivable                                            191,100
                                                           ------------

      TOTAL CURRENT ASSETS                                    1,744,879

 PROPERTY AND EQUIPMENT - NET                                   217,665

 OTHER ASSETS
    Intangible assets, net of amortization                       98,577
    Investments with no readily determinable fair value         215,000
                                                           ------------

      TOTAL OTHER ASSETS                                        313,577
                                                           ------------

                                                           $  2,276,121
                                                           ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY


 CURRENT LIABILITIES
    Accounts payable                                       $    244,539
    Accrued expenses                                            510,690
    Accrued payroll and vacation                                 74,872
    Capital lease obligation, net of long-term portion           13,833
                                                           ------------

      TOTAL CURRENT LIABILITIES                                 843,934

 LONG TERM LIABILITIES
    Capital lease obligation, net of current portion             30,344
                                                           ------------

      TOTAL LIABILITIES                                         874,278

 COMMITMENTS AND CONTINGENCIES (Note 9 and 10)

 STOCKHOLDERS' EQUITY
    Preferred stock, $0.10 par value
      5,000,000 shares authorized,
      no shares issued and outstanding                                -
    Common stock, $0.01 par value,
      50,000,000 shares authorized, 19,325,995
      issued and outstanding                                    193,259
    Additional paid-in-capital                                9,775,433
    Common stock subscribed, 145,556 shares                     131,000
    Less: investment in limited liability companies             (79,445)
                                                           ------------

                                                             10,020,247

    Accumulated deficit                                      (8,618,404)
                                                           ------------

      TOTAL STOCKHOLDERS' EQUITY                              1,401,843
                                                           ------------

                                                           $  2,276,121
                                                           ============

          See Accompanying Notes to Consolidated Financial Statements

                      DCH Technology, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      FOR THE YEAR
                                                                          ENDED
                                                                       DECEMBER 31,
                                                                  1999              1998
                                                              ----------         ---------
 Sales                                                    $     543,199    $      207,580

 Cost of products sold                                          332,394            66,480
                                                          -------------    --------------

 Gross profit                                                   210,805           141,100

 Operating expenses:
    Selling, general and administrative expenses              2,870,256         2,880,897
    Depreciation and amortization                                65,336            31,857
    Research & development                                      841,708         1,810,185
                                                          -------------    --------------

       Total operating expenses                               3,777,300         4,722,939
                                                          -------------    --------------

 (Loss) from operations                                      (3,566,495)       (4,581,839)

 Other income (expenses)
    Equity (loss) in limited liability companies                (19,554)                -
    Interest income and other income (expenses)                  (1,424)            4,183
                                                          -------------    --------------

 Net (loss)                                               $  (3,587,473)   $   (4,577,656)
                                                          =============    ==============

 Weighted average common shares outstanding                  14,518,656         9,579,059
                                                          =============    ==============
 Net (loss) per common share
    Basic                                                 $       (0.25)   $        (0.48)
                                                          =============    ==============

          See Accompanying Notes to Consolidated Financial Statements

                      DCH Technology, Inc. ans Subsidiary
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Common Stock                               Additional
                                            --------------------------------------------------
                                                 Shares                                              Paid-in-        Subscription
                                                 Issued             Amount        Subscribed         Capital          Receivable
                                            ---------------     ---------------  ------------     ---------------   ----------------
Balances at December 31, 1997                   7,279,731       $   72,797       $       -          $   319,806               -

Issuance of common stock
  and warrants for services                     2,874,882           28,749               -            2,118,938               -

Issuance of common stock
  options for services                                  -                -               -            1,194,353               -

Issuance of common stock
  and warrants for cash                         1,978,446           19,784               -            1,270,945               -

Issuance of common stock
  to acquire interest in
  Inf?soll LLC and
  Renewable Energies, LLC                          60,000              600               -               98,400               -

Issuance of common stock
  pursuant to exercise of
  stock options                                    80,000              800               -               19,200               -


Common stock subscription                               -                -         100,000                    -        (100,000)

Net loss                                                -                -               -                    -               -
                                            -------------       ----------       ---------          -----------     -----------
Balances at December 31, 1998                  12,273,059          122,730         100,000            5,021,642        (100,000)



Issuance of common stock, options
  and warrants for services                       848,469            8,485               -            1,216,660               -

Issuance of common stock
  and warrants for cash                         4,810,087           48,101               -            2,814,655               -

Issuance of common stock
  for payment of debt                              16,043              160               -               14,278               -

Issuance of common stock pursuant
  to exercise of warrants and options           1,218,337           12,183               -              609,798               -

Payment on common stock subscriptions             160,000            1,600        (100,000)              98,400         100,000

Common stock subscriptions                              -                -         131,000                    -               -

Investment in limited liability companies               -                -               -                    -               -

Net loss                                                -                -               -                    -               -
                                            -------------       ----------       ---------          -----------     -----------
Balances at December 31, 1999                  19,325,995       $  193,259       $ 131,000          $ 9,775,433               -
                                            =============       ==========       =========          ===========     ===========
                                                Investment
                                                in Limited                            Total
                                                Liabilities      Accumulated      Stockholders'
                                                 Companies         Deficit           Equity
                                                ------------  ---------------    ---------------
Balances at December 31, 1997                          -      $  (453,275)       $   (60,672)

Issuance of common stock
  and warrants for services                            -                -          2,147,687

Issuance of common stock
  options for services                                 -                -          1,194,353

Issuance of common stock
  and warrants for cash                                -                -          1,290,729

Issuance of common stock
  to acquire interest in
  Inf?soll LLC and
  Renewable Energies, LLC                              -                -             99,000

Issuance of common stock
  pursuant to exercise of
  stock options                                        -                -             20,000


Common stock subscription                              -                -                  -

Net loss                                               -       (4,577,656)        (4,577,656)
                                                --------      -----------        -----------
Balances at December 31, 1998                          -       (5,030,931)           113,441



Issuance of common stock, options
  and warrants for services                            -                -          1,225,145

Issuance of common stock
  and warrants for cash                                -                -          2,862,756

Issuance of common stock
  for payment of debt                                  -                -             14,438

Issuance of common stock pursuant
  to exercise of warrants and options                  -                -            621,981

Payment on common stock subscriptions                  -                -            100,000

Common stock subscriptions                             -                -            131,000

Investment in limited liability companies        (79,445)               -            (79,445)

Net loss                                               -       (3,587,473)        (3,587,473)
                                                --------      -----------        -----------
Balances at December 31, 1999                    (79,445)     $(8,618,404)       $ 1,401,843
                                                ========      ===========        ===========

       See Accompanying Notes to Consolidated Financial Statements.

                      DCH Technology, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEAR
                                                                                      ENDED
                                                                                   DECEMBER 31,
                                                                              1999              1998
                                                                        -------------     --------------
 CASH FLOWS FROM (TO) OPERATING ACTIVITIES
    Net loss                                                            $ (3,587,473)     $  (4,577,656)
    Adjustments to reconcile net loss to net cash provided (used)
     by operating activities:
     Depreciation and amortization                                            65,336             31,857
     Loss on disposal of equipment                                             6,628                  -
     Issuance of stock, warrants and options for service                   1,225,145          3,342,040
     Loss from investment in partnerships                                     19,554                  -
     Investment received for services                                       (150,000)                 -
    Change in:
     Accounts receivable                                                     (84,299)           (47,099)
     Inventory                                                                16,395           (143,714)
     Prepaid expenses                                                        (90,248)             1,500
     Other receivable                                                        (60,100)                 -
     Accounts payable                                                         73,109            125,102
     Accrued expenses                                                        469,891             40,799
     Accrued payroll and vacation                                             74,872                  -
     Deferred revenue                                                              -             (1,200)
                                                                        ------------      -------------

     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     (2,021,190)        (1,228,371)
                                                                        ------------      -------------
 CASH FLOWS FROM (TO) INVESTING ACTIVITIES
    Advance to customer                                                            -           (100,000)
    Purchase of licenses and intellectual property                           (87,000)           (30,000)
    Purchase of equipment                                                   (116,883)          (118,988)
                                                                        ------------      -------------

     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       (203,883)          (248,988)
                                                                        ------------      -------------
 CASH FLOWS FROM (TO) FINANCING ACTIVITIES
    Sale of common stock and warrants                                      2,862,756          1,310,729
    Advances from stockholders                                                     -            167,292
    Repayments of stockholder advances                                      (165,921)                 -
    Principal payments on capital lease                                       (2,461)                 -
    Proceeds for exercise of warrants                                        621,981                  -
    Proceeds from common stock subscriptions receivable                      100,000                  -
                                                                        ------------      -------------

     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      3,416,355          1,478,021
                                                                        ------------      -------------

 NET INCREASE (DECREASE) IN CASH                                           1,191,282                662

 CASH, BEGINNING OF PERIOD                                                     1,802              1,140
                                                                        ------------      -------------

 CASH, END OF PERIOD                                                    $  1,193,084      $       1,802
                                                                        ============      =============

Supplemental disclosure of cash flow information is as follows:

    Cash paid for

     Interest                 $  1,085           -
     Income taxes                2,578    $  1,600

 Non-cash transactions
     During the year ended December 31, 1998, $99,000 of common stock was issued in connection with the Company's acquisition of interests in Infrasoll, LLC and Renewable Energies, LLC.

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

          See Accompanying Notes to Consolidated Financial Statements

                      DCH Technology, Inc. and Subsidiary
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Organization and Business
     -------------------------

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

     Business Recapitalization and Restatement
     -----------------------------------------

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

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of DCH Technology, Inc. and its wholly owned subsidiary. Significant intercompany accounts have been eliminated.

     Revenue Recognition
     -------------------

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

     Product Warranty
     ----------------

     Management estimates the reserve based on the expected returns for the various products lines and average estimated repair cost.

     Advertising Costs
     -----------------

     Advertising and promotion costs are expenses as incurred.

                      DCH Technology, Inc. and Subsidiary
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Allowance for Doubtful Accounts
     -------------------------------

     No allowance for doubtful accounts has been provided, as it is the management's belief that receivables are fully collectible at December 31, 1999.

     Recently Issued Accounting Pronouncements
     -----------------------------------------

     In 1997, the Financial Accounting Standards Board (FASB) issued Statements No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's adoption of these statements had no material impact on the accompanying financial statements.

     Investments With no Readily Determinable Fair Value
     ---------------------------------------------------

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

     Year 2000 Issues
     ----------------

     Many computers and other equipment with embedded chips or microprocessors may not be able to appropriately interpret dates after December 31, 1999, because such systems use only two digits to indicate a year in the date field rather than four digits. If not corrected, many computers and computer applications could fail or create miscalculations, causing disruptions to the Company's operations. In addition, the failure of customer and supplier computer systems could result in interruption of sales and deliveries of key supplies or utilities. Because of the complexity of the issues and the number of parties involved, the Company cannot reasonable predict with certainty the nature of likelihood of such impacts .

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


1.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

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

     While the Company believes that its own internal assessment and planning efforts with respect to its external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000 concerns, there can be no assurance that these efforts will be successful or will not have a material adverse effect on the Company's operations.

     Inventory
     ---------

     Inventory is stated at the lower of cost or market using the first-in, first-out method (FIFO). Inventories consist of parts and assemblies that are included in the final product.

     At December 31, 1999, inventory consisted of the following:


               Raw materials                    $  51,816
               Work-in-process                     68,566
               Finished goods                       6,937
                                                ---------
                                                $ 127,319
                                                =========

     Research and Development
     ------------------------

     Research and development expenditures are charged to operations as incurred.

     Property and Equipment
     ----------------------

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

                      DCH Technology, Inc. and Subsidiary
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

     Stock Based Compensation
     ------------------------

     The Company accounts for stock-based compensation as prescribed by Statement of Financial Accounting Standard (SFAS) Number 123, and has adopted its disclosure provisions. If the intrinsic value method of accounting is used SFAS 123 requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting for stock based compensation had been applied.

     Loss Per Share
     --------------

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

     Intangible Assets
     -----------------

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

     Statement of Cash Flows
     -----------------------

     For the purpose of the statement of cash flows, cash includes amounts "on-hand" and amounts deposited with financial institutions.

     Impairment of Long Lived Assets
     --------------------------------

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

     Accrued Expenses
     ----------------

     At December 31, 1999, accrued expenses consist of the following:


                    Officers' salaries                  $ 242,000
                    Board of Directors' fees              104,000
                    Licenses fees                          41,000
                    Research and development               91,125
                    Other                                  32,565
                                                        ---------
                                                        $ 510,690
                                                        =========

                      DCH Technology, Inc. and Subsidiary
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

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

     Reclassification of Financial Statement Presentation
     ----------------------------------------------------

     Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                    Automobiles                       $   34,260
                    Equipment                            203,924
                    Furniture and fixtures                15,842
                    Leasehold improvements                35,973
                    Tools                                  2,900
                                                      ----------
                    Total                                292,899

                    Less accumulated depreciation         75,234

                                                      ----------
                    Net                               $  217,665
                                                      ==========

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

     The Company does not actively participate in the management of the limited liability companies.

     Dividends received from an investee reduce the carrying amount of the investment.

     The cost of the initial investments in limited liability companies was as follows:

                    Infrasoll LLC                             $ 66,000
                    Renewable Energies Group LLC                33,000
                                                              --------
                                                              $ 99,000
                                                              ========

     The financial position and results of operations of Infrasoll, LLC and Renewable Energies Group, LLC as of December 31, 1999 and for the year then ended are as follows:

                                                                  Renewable
                                                                   Energies
                                                Infrasoll, LLC    Group, LLC
                                                --------------    ----------

          Financial Position
          ------------------
          Assets:
          Cash                                    $  12,077
          Accounts receivable                        25,000
          Investments, available-for-sale           178,200        $  89,100
                                                  ---------        ---------
                                                    215,277           89,100
                                                  ---------        ---------

          Liabilities:
          Accounts payable                           44,113           26,858
                                                  ---------        ---------
                                                     44,113           26,858
                                                  ---------        ---------
          Net assets                              $ 171,164        $  62,242
                                                  =========        =========

          DCH Technology, Inc Investment in
            Limited Liability Companies           $  85,582        $  20,747
                                                  =========        =========

          Results of Operations
          ---------------------
          Revenues                                $  45,000                -
          Less: Operating expenses                   66,203        $  26,858
                                                  ---------        ---------
          Net Loss                                $ (21,203)       $ (26,858)
                                                  =========        =========

          DCH Technology Allocated Loss in
            Limited Liability Companies           $ (10,602)       $  (8,952)
                                                  =========        =========

     The difference in the amount carried on the balance sheet, as investments in the limited liability companies, and the amount of net assets attributable to the Company in largely attributed to unrealized holding gains and losses.

     As the primary asset of the limited liability companies is investment in DCH Technology, Inc. common stock, the investment in the limited liability companies has been reflected as a reduction of the stockholders' equity.

4.   WARRANTS

     The Company has issued to consultants and others warrants to purchase the Company's common stock.

     The following is a summary of warrant activity for the year ended December 31, 1999 and 1998:

                                                                                          Weighted
                                                                        Exercise          Average
                                                                       Price per          Exercise
                                                  Warrants               Share             Price
                                                ------------          ------------      ------------
Balance at December 31, 1997                               -                     -                 -

Granted                                              380,634          $0.75 - 2.00             $1.47

Exercised                                                  -                     -                 -

Forfeited                                                  -                     -                 -
                                                ------------          ------------      ------------

Balance at December 31, 1998                         380,634          $0.75 - 2.00             $1.47

Granted                                            3,208,009           0.40 - 0.78              0.47

Exercised                                         (1,203,337)          0.25 - 0.63              0.51

Forfeited                                           (110,000)          0.75 - 1.50              1.16
                                                ------------          ------------      ------------

Balance at December 31, 1999                       2,275,306          $0.40 - 2.00              0.55
                                                ============          ============      ============

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

     The composition of the Company's deferred tax assets is as follows:

               Total deferred tax assets            $   1,851,300
               Total valuation allowance               (1,851,300)
                                                    -------------

               Total deferred tax assets            $           -
                                                    =============

     The tax effects of temporary differences and carryforwards that give rise to deferred assets are as follows:

               Deferred tax assets:
                 Net operating loss carryforwards     $   1,851,300
                                                      -------------

                 Gross deferred tax assets                1,851,300
                 Valuation allowance                     (1,851,300)
                                                      -------------

                   Net deferred tax assets            $           -
                                                      =============

     The components of deferred income tax expense (benefit) were as follows:


          Temporary differences:                      1999             1998
                                                 -----------     --------------
            Stocks and warrants compensation     $   230,806     $      (69,279)
            Net operating loss carryforward         (855,254)        (1,091,313)
            Increase in valuation allowance          624,448          1,160,592
                                                 -----------     --------------

                                                 $         -     $            -
                                                 ===========     ==============

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

     The following table summarizes information about stock option transactions for the year ended December 31, 1999 and 1998:

                                                                                            Weighted
                                                                                            Average
                                                                                            Exercise
                                                                         Shares              Price
                                                                      ------------        ------------
          Outstanding at beginning of year                                 -  0  -
          Awards:
            Granted in the year ended December 31, 1998                  3,625,000          $  0.25
            Exercised in the year ended December 31, 1998                  (80,000)            0.25
                                                                      ------------

          Outstanding at December 31, 1998                               3,545,000          $  0.25
            Granted                                                      2,748,023             0.65
            Exercised                                                      (15,000)            0.25
                                                                      ------------

          Outstanding at December 31, 1999                               6,278,023             0.43
                                                                      ============

          Exercisable at December 31, 1998                               3,545,000             0.25
                                                                      ============

          Exercisable at December 31, 1999                            $  6,278,023          $  0.43
                                                                      ============

     The following table summarizes information about stock options outstanding at December 31, 1999 and 1998:

                                                    Weighted
                                                    Average
                                                   Remaining         Weighted                           Weighted
                                 Number of          Years of          Average         Number of          Average
                                  options         Contractual        Exercise          Options          Exercise
         Exercise prices        outstanding           Life             Price         Exercisable          Price
       -------------------    ---------------     -----------      -----------     --------------      ----------
              $ 0.25             3,545,000           10.0            $ 0.25           3,545,000          $ 0.25
           $0.25 - 0.90          6,278,023            7.8              0.43           6,278,023            0.43

     During the fiscal 1997 year, the Company adopted SFAS 123. Under the provisions of this standard, the Company has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees. For the acquisition of goods or services from non-employees, valuation is based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably determinable. Under APB 25 the Company has recognized compensation expense of $211,898 for the year ended December 31, 1999, for its stock-based awards to employees.

                      DCH Technology, Inc. and Subsidiary
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   STOCK OPTIONS (Continued)

     The following table reflects pro forma net loss and earnings per share had the Company elected to adopt the fair value approach of SFAS 123 for the compensation of employees for the year ended December 31, 1999:


                    Net loss:
                    As reported             $  (3,587,473)
                    Pro forma               $  (4,232,943)

                    Loss per share:
                    As reported             $       (0.25)
                    Pro forma               $       (0.29)


     The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model.

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has used market information for similar instruments and applied judgment to estimate fair values of financial instruments. At December 31, 1999, the fair values of cash, accounts receivable and accounts payable approximated carrying values based the short maturity of these items.

8.   CONCENTRATION OF CREDIT RISK

     The Company has accounts receivable that comprised more than 50% of the total accounts receivable from the following entities:


               Entity
               ------

                   Customer A                          $ 129,955

                   Individual accounts receivable
                    Comprising less than 20% of total     13,173
                    Accounts receivable
                                                       ---------
                                                       $ 143,128
                                                       =========


9.   COMMITMENTS AND CONTINGENCIES

     Uninsured Cash Balances
     -----------------------

     Cash balances, as reflected on the bank statements, are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000 per institution. As of December 31, 1999, the Company's cash balance exceeded the FDIC insurance limit by $1,184,653.

                      DCH Technology, Inc. and Subsidiary
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   COMMITMENTS AND CONTINGENCIES (Continued)

     Operating Leases
     ----------------

     The Company leases its present facilities under various operating leases expiring between October 2000 and December 2003.

     Minimum future lease payments are as follows:

                  Fiscal year
                    Ending
                 ------------
                     2000               $  69,806
                     2001                  45,206
                     2002                  21,565
                     2003                  12,000
                                        ---------
                                        $ 148,577
                                        =========

     Rent expense for the years ended December 31, 1999 and 1998, was $50,608 and $30,245, respectively.

     Capital Lease Obligations
     -------------------------

     The Company entered into agreements to lease certain computer equipment under non-cancelable lease agreements during the year ended December 31, 1999. As of December 31, 1999, equipment under the capital lease agreements are included in property and equipment aggregated $43,638. Accumulated depreciation related to this equipment totaled $2,332 at December 31, 1999.

     Future minimum lease payments under capital lease obligations at December 31, 1999, are as follows:



               2000                                           $      20,163
               2001                                                  20,163
               2002                                                  16,803
                                                              -------------
               Total minimum payments                                57,129
               Less amount representing interest                    (12,952)
                                                              -------------
               Total principal                                       44,177
               Less portion due within one year                     (13,833)
                                                              -------------
               Long-term portion                              $      30,344
                                                              =============

     Interest paid on capital lease obligations was $700 and $0 for the years ended December 31, 1999 and 1998, respectively.

                      DCH Technology, Inc. and Subsidiary
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     COMMITMENTS AND CONTINGENCIES (Continued)

     Intangible Assets
     -----------------

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

     Royalties
     ---------

     The Company has entered into certain license agreements which requires minimum royalty payments as follows:

             Fiscal year
               Ending
             -----------
                 2000                $    64,000
                 2001                     62,000
                 2002                     62,000
                 2003                     62,000
                 2004                     62,000
              Thereafter                 772,000
                                     -----------
                                     $ 1,084,000
                                     ===========

     The future minimum royalty payments may be reduced as licenses are cancelled as the technology becomes obsolete.

     Royalty expense for the years ended December 31, 1999, and 1998 was $59,671 and $18,773, respectively.

     Employment Agreements
     ---------------------

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

10.  SUBSEQUENT EVENTS

     Additional Investment
     ---------------------

     Subsequent to December 31, 1999, the Company received approximately $3.34 million dollars from private placements of DCH Technology, Inc. common stock with investors.

     Litigation
     ----------

     On January 10, 2000, 1252966 Ontario Limited, carrying on business as The StockPage, a corporation incorporated pursuant to the laws of the Province of Ontario, Canada, filed a Statement of Claim against the Company in the Superior Court of Justice, Ontario, Canada. The Statement of Claim involves a breach of contract action in which damages of $1,500,000 are sought.

     The breach of contract claim is based on a consulting agreement entered into between the Company and The StockPage on April 17, 1998. Under that agreement The StockPage agreed to provide the Company with promotional services in exchange for 250,000 shares of its common stock. DCH Technology, Inc. agreed to grant The StockPage 100,000 shares of the common stock within a week of executing the consulting agreement and another 150,000 common shares within one week of becoming a fully reporting corporation pursuant to the United States federal securities laws. The Company delivered 100,000 shares of its common stock to The StockPage, as payment for services rendered under the consulting agreement. On January 6, 1999, the Company terminated the contract and refused to grant the remaining 150,000 common shares as a result of alleged misconduct undertaken by The StockPage.

     The Company filed a Statement of Defense and Counter Claim on March 7, 2000 in the Ontario Superior Court of Justice. A Reply and Defense to Statement of Defense and Counterclaim was filed by The StockPage on May 1, 2000, denying the Company's allegations. The Company plans to defend its position vigorously and is unable to predict how this litigation will ultimately be resolved.

     Subsequently, a counter suit has been filed by the Company in the United States District Court for the Central District of California

     Management believes that the Company does not have any material liability for any lawsuits, settlements, judgments or fees of defense counsel which has not been paid or accrued as December 31, 1999.

     As there is no assurance that the Company will prevail in any of the foregoing lawsuits, the Company may incur substantial expense in connection with this litigation. Any unfavorable settlement or judgment against the Company, in which the Company is a defendant, could have a material adverse effect upon the financial condition and operational results of the Company.

     Purchase of Real Property
     -------------------------

     On May 25, 2000 the Company purchased certain real property located in the City of Santa Clarita, County of Los Angeles, State of California, commonly known as 24832 Avenue Rockefeller (the "Property") from CRBC, LLC, a California Limited Liability Company. There is no material relationship between CRBS, LLC and the Company or any of the Company's affiliates, officers, directors or their associates.

                      DCH Technology, Inc. and Subsidiary
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  SUBSEQUENT EVENTS (Continued)

     The Property is currently improved with an industrial building containing 16,897 square feet. This building was formally used for offices and warehouse facilities and will serve as the Company's principal place of business and will house the Company's executive offices.

     The Company paid a purchase price of $1,351,760 for the Property. The Company funded the purchase of the property with cash and a 10 year note in the amount of $800,000 from California Federal Bank.

                                  SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Valencia, State of California, on November 30, 2000.

DCH  TECHNOLOGY, INC.


/s/ Dr. Johan A. Friedericy
---------------------------
Dr. Johan A. Friedericy
President


     In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                       TITLE                              DATE
---------                       -----                              ----


/s/ Dr. Johan A. Friedericy     President and Director         November 30, 2000
---------------------------
Dr. Johan A. Friedericy


/s/ David P. Haberman*          Chairman and Executive         November 30, 2000
----------------------------    Vice President
David P. Haberman


/s/ David A. Walker             Executive Vice President       November 30, 2000
----------------------------    and Director
David A. Walker


/s/ Ronald Ilsley               Chief Financial Officer        November 30, 2000
----------------------------    (principal accounting
Ronald Ilsley                   officer)


                                Director                       November __, 2000
----------------------
 Robert S. Walker


/s/ Raymond N. Winkel*          Director                       November 30, 2000
----------------------
Raymond N. Winkel

_______________________       Director                         November __, 2000
Daniel Teran

_______________________
Mark Lezell                   Director                         November __, 2000


By:  /s/ David A. Walker
     -------------------
     David A. Walker
     Attorney-in-Fact