Form 10KSB
period 2000-12-31
DCH TECHNOLOGY INC
filed 2001-04-02
CIK 1061786

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

        For  the  fiscal  year  ended  December  31,  2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  transition  period  from ________ to ________.

Commission  file  number:  000-26957


                              DCH TECHNOLOGY, INC.
                 (Name of Small Business Issuer in Its Charter)

DELAWARE                                  2810                        84-1349374
------------------------------  ----------------------------  ------------------
(State or Jurisdiction of      (Primary Standard Industrial   (I.R.S. Employer
Incorporation or Organization)  Classification Code Number)  Identification No.)

                             27811 Avenue Hopkins #6
                           Valencia, California 91355
                                 (661) 775-8120
          (Address and Telephone Number of Principal Executive Offices)

   Securities registered pursuant to Section 12(b) of the Exchange Act:  None
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                                   Name of each exchange
     Title of each class                            on which registered
     -------------------                         ------------------------
Common Stock, $.01 par value                      American Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Registrant's  revenues  for  the  year  ended  December  31, 2000 were $961,551.

As of February 28, 2001, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $54,638,808 (based upon the closing price for shares of the registrant's common stock as reported by the American Stock Exchange on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

As of February 28, 2001, the registrant had 27,864,596 shares of common stock, $.01 par value per share, outstanding.

Documents  Incorporated  by  Reference:  None

Traditional  Small  Business  Disclosure  Format  [ ]  Yes  [X]  No

                              DCH TECHNOLOGY, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I.
                                     -------

ITEM  1.     Description  of  Business                                       1

ITEM  2.     Description  of  Property                                       19

ITEM  3.     Legal  Proceedings                                              19

ITEM  4.     Submission of Matters to a Vote of Security Holders             19

                                    PART II.
                                    --------

ITEM  5.     Market For Common Equity and Related Stockholder Matters        20

ITEM  6.     Management's Discussion and Analysis of Financial Condition
             and  Results  of  Operations                                    22

ITEM  7.     Financial  Statements                                           F-1

ITEM  8.     Changes in and Disagreements With Accountants on Accounting
             and  Financial  Disclosure                                      30

                                    PART III.
                                    ---------

ITEM  9.     Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act               30

ITEM  10.    Executive  Compensation                                         35

ITEM  11.    Security Ownership of Certain Beneficial Owners and Management  37

ITEM  12.    Certain  Relationships  and  Related  Transactions              39

ITEM  13.    Exhibits  and  Reports  on  Form  8-K                           39

                                     PART I.
                                     -------

                                     ITEM 1.

                             DESCRIPTION OF BUSINESS

OVERVIEW

     DCH (Diversified Commercial Hydrogen) Technology, Inc. ("DCH") is engaged in the acquisition, development and commercial exploitation of hydrogen-based technologies. Specifically, we concentrate on fuel cells, hydrogen sensors and hydrogen safety. In this Annual Report on Form 10-KSB, the term "DCH" refers to DCH Technology, Inc., a Delaware corporation, DCH Sensors Corp., our wholly-owned California subsidiary, and the Enable Fuel Cell Corporation, our wholly-owned Wisconsin subsidiary. We are currently traded on the American Stock Exchange under the symbol "DCH."

     We seek out patented technologies, secure those patented technologies through licensing agreements with the patent holders and convert the technologies into viable products that we then produce and sell. We focus on technologies related to the use of hydrogen, primarily hydrogen gas sensors and fuel cells.

HISTORY

     DCH was formed in November 1994 as a partnership between David P. Haberman, our Vice President of Technology and Planning and Chairman of our Board of Directors, and David A. Walker, our Executive Vice President of Business
Operations and a member of the Board of Directors. Our initial strategy was to assist a small engineering company in Marina Del Rey, California in the manufacturing and sale of aircraft thermocouples based on the engineering company's design and development work.

     We initially established offices in Sherman Oaks, California in December 1994. We were incorporated in California in January 1995.

     By mid-1995, we had abandoned the thermocouple business when the local engineering company's design was found to have irrecoverable flaws. Management of DCH then re-directed our efforts toward the commercialization of a hydrogen gas detector developed and patented by Sandia National Laboratories ("Sandia") in Albuquerque, New Mexico. From this time until mid-1997, we funded ourselves primarily through research contracts and the resale of aerospace equipment.

     After investigating the hydrogen energy industry and related technologies, management of DCH decided to pursue the licensing of the Sandia patent. In April 1996, we entered into a license agreement with Sandia and began to concentrate on the production and qualification of the hydrogen sensors. We commenced initial pre-production and qualification of the hydrogen sensors in February 1997, and continued redesign of the sensors to improve performance and reduce costs.

     In May 1997, in an attempt to raise capital and provide a trading market and liquidity for our stockholders, all of the outstanding capital stock of DCH was acquired by Connection Sports, Inc., a publicly traded Colorado corporation ("CSI") in exchange for the issuance of 6,000,000 shares of CSI common stock. At the time of the acquisition, CSI was a shell corporation with no assets, and there was no pre-existing relationship or affiliation between or among us, CSI and its officers and directors. CSI's name was changed after the acquisition to DCH Technology, Inc. This stock exchange transaction is treated as an acquisition by us of the net tangible book value of the assets of CSI, at the date of the acquisition.

     We expanded our offices and moved to Valencia, California in June 1998. This relocation allowed us to set up offices, manufacturing and engineering areas, including a design and engineering laboratory, a test and calibration laboratory and a manufacturing/assembly area. We incorportated in Delaware in June 2000. In September 2000, we moved our sensor production to a new building located in Santa Clarita, California. Our principal executive offices are located at 27811 Avenue Hopkins #6, Valencia, California 91355; our telephone number is (661) 775-8120. Our web site is located at http:\\www.dcht.com. The material on our web site does not form a part of this Annual Report on Form 10-KSB.

GENERAL  /  PRODUCTS

     We are presently manufacturing and selling a line of hydrogen sensors that are both mobile (a hand held unit) and stationary (wall, ceiling or conduit mounted units) to a wide range of industries and customers. DCH also develops, manufactures and sells fuel cells from as small as 12 watts to as large as 5 kWs. All these products are consistant with our strategic approach to the growth of a hydrogen-based economy and are based upon licenses for patented technologies. Those licenses are:

     The Robust Hydrogen Sensor, licensed from Sandia National Laboratory. We currently manufacture products based on this technology. The Robust Hydrogen Sensor is discussed below under "Hydrogen Gas Sensors---The Robust Hydrogen Sensor."

     The Thick Film Hydrogen Sensor, licensed from Oak Ridge National Laboratory. This technology is still under development. The Thick Film Hydrogen Sensor is discussed below under "Hydrogen Gas Sensors---Thick Film Hydrogen Sensor."

     In addition to these sensor technologies, we may license an additional technology, the Fiber Optic Sensor, From the National Renewable Energy
Laboratory. The Fiber Optic Sensor is discussed below under "Hydrogen Gas Sensors---Fiber Optic Hydrogen Sensor."

     The Proton Exchange Membrane - (PEM) Fuel Cell, licensed from Los Alamos National Laboratory has been developed; we are currently commercializing this technology. This technology is in the early stage of commercialization with numerous products sold for evaluation in 2000. The PEM Fuel Cell is discussed below under "Fuel Cells--PEM Fuel Cell."

HYDROGEN  GAS  SENSORS

     Our sensors are used to detect hydrogen, the most plentiful element in the universe. Hydrogen is one of two major elements of water, which covers over 60% of earth. Hydrogen appears in different forms in plants, animals, fossil fuels and a wide range of chemical compounds. Hydrogen is a combustible, odorless and colorless gas that is widely used in industrial, commercial and medical applications. When hydrogen burns, it generates only energy and water, and thus is a clean non-polluting fuel. Based on industry analyses and investments by several automobile manufacturers in hydrogen-based fuel cells, we believe that in the future, hydrogen may replace fossil fuels in both electrical power generation and as the fuel of choice for the automotive industry.

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

     Hydrogen in the gaseous state, not combined with other elements or compounds, can be dangerous. Hydrogen is explosive when it reaches an approximate four percent concentration in air (this is known as the "Lower Explosive Limit" of hydrogen). In order to avoid these hazards, it is necessary to monitor and measure the concentration of hydrogen in areas of concern and to either sound warnings before this danger point is approached or to activate control equipment which results in the avoidance of hazardous situations. Our sensors act to alert, warn, measure and/or control the flow and use of hydrogen.

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

     We have licensed certain sensor technologies from several sources, and are currently developing products based on these technologies: the Robust Hydrogen Sensor and the Thick Film Hydrogen Sensor. We are also developing a Fiber Optic Hydrogen Sensor.

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

     We licensed the Robust Hydrogen Sensor from Sandia in April 1996. The Sandia license agreement, which expires on the earlier of January 1, 2015 or the expiration of Sandia's patent rights, required us to pay an up-front license fee, payable in three equal installments. All of these installments have been paid. In addition to the license fee, we will pay a royalty to Sandia for every sensor sold (whether sold alone or installed in a device or system), subject to certain minimum royalties. In 1999 and 2000, we paid royalties of $8,000 and $25,793, respectively, to Sandia under the Sandia license agreement.

     The Robust Hydrogen Sensor technology consists of an array of two sensing elements: field effect transistors and resistors, both made of palladium nickel. Hydrogen reacts with the palladium nickel, and the reactions produce changes in the electrical signal of both devices corresponding to the amount of hydrogen in the environment. The field effect transistors detect hydrogen in concentrations from approximately 0.0001% to one percent. The resistors allow sensing from about one percent to 100% concentration. Our present sensors contain the resistor technology and we plan to add the field effect transistors to the sensor products late this year. The technology also includes a micro-thermometer (temperature diode) and micro-heaters for maintaining on-chip temperature control and other chip functions. In addition, the heaters are used to temporarily heat the chip to "boil" off hydrogen molecules, which may stick to the palladium nickel, thus freeing the sensor for repeated use.

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

     We offer the Robust Hydrogen Sensor technology in three basic forms. The first, an integration kit, is used for installation into customized systems as leak detectors and measurement devices. The second form consists of a hand-held unit, affording portability in hydrogen detection and measurement. The third form is a sensor system, a fixed installation arrangement for leak detection and/or measurement in remote locations. This third product has the ability to be remotely interrogated whenever desired, and may be coupled with a modem or radio tag which powers the sensor and sends an analog or digital signal back to a computer or other equipment at another location.

THICK  FILM  HYDROGEN  SENSOR

     The Thick Film Hydrogen Sensor technology was invented and patented (under U.S. patent numbers 5,367,283 and 5,451,920) by the U.S. Department of Energy at Oak Ridge National Laboratory in Oak Ridge, Tennessee ("ORNL"). The sensor, developed by Barbara Hoffheins and Robert Lauf of ORNL, relies on the fact that palladium absorbs and then discharges hydrogen.

     We commenced the development of the Thick Film Hydrogen Sensor technology in September 1996, pursuant to a Cooperative Research and Development Agreement ("CRADA") with Lockheed Martin Energy Research ("LMER"), an ORNL contractor (the "ORNL CRADA"). Under the ORNL CRADA, we have provided a business plan and product definition for commercialization of the technology, while LMER continues development efforts for certain products based on the technology. The ORNL CRADA, which expires in September 2001, anticipates an aggregate expenditure, in cash and in-kind, of $1,170,000.

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

     The license has an initial term of five years, with renegotiation for renewal every five years thereafter. It provides for an initial license fee (paid by DCH in September 1996) and royalties on sales of products incorporating the Thick Film Hydrogen Sensor technology. To date, no revenues have been generated from such sales. Based on the progress of research and development efforts to date, we anticipate that production of products will commence in approximately 9 to 12 months.

     The sensor is fabricated with conventional thick film materials and methods (primarily because of significant cost advantages). The design consists of several electronic compositions that are separately screen-printed and fired onto an alumna substrate. The key sensor composition is primarily composed of palladium metal because of its documented affinity for hydrogen. Changes in hydrogen concentration in the palladium correspond to changes in the electrical resistance of the palladium and can be easily measured.

     FIBER  OPTIC  HYDROGEN  SENSOR

     The Fiber Optic Hydrogen Sensor technology was invented by the U.S. Department of Energy at the National Renewable Energy Laboratory ("NREL") in Golden, Colorado. DCH, through Amerisen, a joint venture with Midwest Research Technology, Inc. ("MRT"), commenced development of the Fiber Optic Hydrogen Sensor technology in May 1996 pursuant to a CRADA with NREL. The NREL CRADA required NREL to have primary responsibility for design and development of a prototype sensor, while Amerisen would develop and manufacture a hydrogen detector test station and demonstrate the sensor to potential customers. Each party would contribute in-kind support, valued at an aggregate of $1,700,000. The NREL CRADA was scheduled to expire in September 2000; however, it was extended by the parties through September 2001. The parties are currently negotiating a license for the Fiber Optic Hydrogen Sensor technology, and we anticipate that a definitive license agreement will be concluded in the forseeable future. There can be no assurance that such a license can be negotiated on terms acceptable to us.

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

     When a fuel cell is used it creates clean power (electricity) with pure water as the only byproduct. The amount of power that can be created is significant. ONSI Corporation, one of our competitors, has manufactured a fuel cell delivering 200kW of power. Ballard Power Systems, another competitor, makes fuel cells used in buses in the U.S. and Canada which generate 205 kW (275 HP). Fuel cells are being considered for use to power electric vehicles by many of the major automobile manufacturers.

     The fuel cell industry is generally considered to be in its infancy (even though the basic technology is over 160 years old), because fuel cells historically have been large and extremely expensive to manufacture. However, with the interest and financing from government labs (like Los Alamos National
Lab) and private entities (like Daimler Chrysler), the fuel cell is quickly becoming economically viable and physically practical.

     PEM  FUEL  CELL

     Several fuel cell manufacturers have indicated that in addition to the transportation sector, fuel cells might be used in markets such as emergency power supplies, medical applications, and portable low-power sources. We are working with Los Alamos National Laboratory in Los Alamos, New Mexico ("LANL") to commercialize its Proton-Exchange-Membrane ("PEM") fuel cell -- a small, stackable device (each unit is approximately the same size as a soda can) that will deliver low power (less than 50 to 500 watts) reliably and cleanly. The current configuration of the PEM fuel cell is not powerful enough to operate an automobile, but it can provide enough power for people in third world countries or in an emergency situation or other venue where no power is present to operate such items as small medical equipment, communication devices and camping equipment.

     The PEM fuel cell technology, relating to annular feed air breathing fuel cell stacks, was invented and patented (under U.S. patent numbers 5,514,486 and 5,595,834) by the U.S. DOE at LANL. The fuel cell is designed to provide clean, economic low power.

     We commenced development of the PEM fuel cell technology with LANL in March 1999, pursuant to a CRADA (the "LANL CRADA"). Under the LANL CRADA, we have provided a business plan and product definition for commercialization of the technology, while LANL continues development efforts for 50W and 300W fuel cells based on the technology. The LANL CRADA for the PEM fuel cell technology was set to expire in October 2000, but was extended to October 2001, and contemplates aggregate development expenditures (in cash and in-kind) of $1,200,000.

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

     The second license grants us the non-exclusive license to manufacture, have made, use, import, sell and offer to sell the products based on the patented technology (with sublicense rights) in the all fields of use except power generation for marine, aerospace, military, portable and remote-area applications. The nonexclusive license commenced in March 1999 and continues until the expiration of the last patent on the technology.

     The nonexclusive license agreement provides for an up-front fee (paid by DCH in March 1999) and annual license fees due on January 31st of each year of the term of the nonexclusive license; these fees will be credited against royalties on net sales of the fuel cells and other payments (such as sublicense fees).

     An additional PEM fuel cell technology, based on adiabatic fuel cell stacks, was invented and patents were applied for (under US patent application numbers 08/810,119 and 09/135,965) by the US DOE at LANL. The fuel cell is designed to provide clean, economic power up to about 10kW.

     This license grants us the non-exclusive license to manufacture, have made, use, import, sell and offer to sell the products based on the technology (with sublicense rights) in the all fields of use. The non-exclusive license commenced in October 1999 and continues until the expiration of the last patent on the technology.

     The  license  agreement provides for an up-front fee (paid by us in October
1999) and annual license fees due on January 31st of each year of the term of the nonexclusive license; these fees will be credited against royalties on net sales of the fuel cells and other payments (such as sublicense fees).

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

     During the third quarter of 2000, we delivered a 3kW fuel cell to the Electric Power Research Institute (EPRI) PEAC corporation. EPRI is a leading research and development institute serving major power utilities. To date, EPRI has demonstrated the system to more than 50 energy companies and utilities, including international clients at its laboratories in Knoxville, Tennessee. We have been verbally informed by representatives of EPRI that the Enable fuel cell has performed up to EPRI's expectations, and have received an order from EDF (Electricite de France) for an additional 3kW unit.

     During the same quarter, we delivered a 12 watt passive fuel cell to the US Army Communications Electronics Command (CECOM). The unit is currently under test and, we have been informed verbally, is operating as specified. During the first quarter of 2001, we provided an additional unit to CECOM for evaluation. Also during the third quarter of 2000, four prototype portable lighting systems (systems that integrate a passive fuel cell, hydride hydrogen storage and fuel delivery system in one small package) were delivered to an OEM for evaluation and testing. We understand that the four prototype units met the performance criteria of the OEM, and we are continuing to discuss potential applications of the units.


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

     The strategy differs in each of our target markets: for example, in the government/aerospace industries, we have utilized contacts with NASA to test its sensors on certain aircraft engines. Our continuing strategy includes additional testing on engines, and installation of the sensors at various NASA sites. In the energy industry, we intend to participate in the creation and refinement of the various codes and standards governing sensor systems as well as to persuade insurance companies to promote the use of hydrogen sensors as safety devices. To date, we have participated in the associations listed above and have contracted with companies including Westinghouse to provide hydrogen sensors. Our marketing strategy in the petrochemical industry involves the introduction of sensors on a test basis to oil refineries through our pipe corrosion detection feature, a relatively new field of use. We also believe that refineries will recognize the value of our hydrogen sensors as a cost-saving and a safety device.

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

     As one example of this strategy, we have made an alliance with a transformer gas analysis company, which is testing our equipment for use in transformer cooling oil. This company may become a value-added reseller of our equipment based upon qualification of our sensors in test procedures.

     We plan to use distributors to market our products overseas and are currently in discussions with distributors worldwide for the Robust Hydrogen Sensor product line.

     We also have increased our visibility by providing presentations at national and international conferences advocating the use of hydrogen sensors. We have also participated in the formation of a coalition to provide insurance industry risk assessments.

     FUEL  CELLS

     We have developed and are continually refining our fuel cell marketing plan. We believe that the largest issues associated with fuel cell acceptance in the market are a perceived higher product cost and fuel availability, and are addressing both of these issues in our marketing strategy.

     The cost differential is being addressed on three fronts. First, we are emphasizing that our licensed technologies provide for a very simple fuel cell in the lower power units using an annular design, thus resulting in a lower cost fuel cell. Second, we are continually improving both performance and reliability in our Wisconsin fuel cell facilities to reduce costs. Finally, we have entered into a joint venture with Diado, a Japanese manufacturer of precision parts, to significantly reduce the cost of both the parts and assembly of our fuel cells.

     We are addressing the fuel supply issue by developing a working relationship with manufacturers of reformers to ensure a consistent supply of fuel. We are currently testing a variety of reformers from different manufacturers to obtain the optimal reformers for our larger fuel cells. We are also working with domestic and international hydrogen suppliers to develop and secure cost efficient hydrogen fuel for our smaller fuel cells.

     Both of these specific concerns are part of our overall marketing strategy - to deliver working fuel cells into those applications where the fuel cell's intrinsic advantages as a more efficient, quiet, reliable, and environmentally benign source of power, outweigh its presently higher cost.

RESEARCH  AND  DEVELOPMENT

     We believe that continuing research and development of our licensed technology is critical to penetrating existing markets through superior product features, opening new markets and obtaining a competitive advantage. Due to our limited resources, we currently conduct our research and development activities with strategic partners: sensor development in connection with federal research laboratories such as ORNL; applications development in conjunction with our field representatives; and advanced systems designs for specialized industries with customers.

     To date, a significant portion of our research and development has occurred through CRADAs with the U.S. Department of Energy: the ORNL CRADA, the LANL
CRADA  and  the  NREL  CRADA.  See  "Business  -  General/Products."

     During the years ended December 31, 1998, 1999, and 2000, we expended $1,810,185, $841,708 and $1,779,964, respectively, on research and development. None of these expenses were funded by our customers.

MANUFACTURING

     Our Robust Hydrogen Sensor product line is currently being manufactured in Valencia, California. All of our engineering, quality control and final production activities are conducted at the Valencia facility. We subcontract specialty processes relating to the Robust Hydrogen Sensor product line to several manufacturers. The subcontracted components are received, inspected and then processed into completed products at our facilities. We also manufacture several models of fixed area and portable hydrogen detection sensors under the H2scan product line. The production cycle of our Robust Hydrogen Sensor products currently average approximately two weeks, which is a reduction of six weeks from 1999. To date, we have not experienced any interruption in the manufacture of our products and we anticipate that sources for each of our subcontracted activities will continue to be readily available.

BACKLOG

     The commercial order backlog for our products at December 31, 2000 was $198,000, compared with $496,574 at December 31, 1999. Backlog at December 31, 1999 primarily represented one large custom order from a single customer (Westinghouse), and therefore does not reflect the ordinary course of our backlog. In addition, we generally ship our products within two weeks of when we receive a purchase order from the customer, a significant improvement over an eight-week shipping timeline in 1999.

COMPETITION

     We  compete  in  both  the  hydrogen  sensor  and  fuel  cell  markets.

     The hydrogen sensor market is extremely competitive, with several manufacturers competing for acceptance. This is due in large part to the rise in hydrogen sales in the United States, which has increased dramatically at an average annual rate of more than 25% during 1993-1997. In addition, although the need to monitor hydrogen gas at low concentrations has been recognized for many years now, the need for monitoring devices continues to expand rapidly as more hazards are identified and more stringent standards are imposed upon the industry. The market for gas sensors, including hydrogen and other gas detection devices, was estimated at $1.09 billion in 1997.

     We believe that our hydrogen sensor products offer several advantages over our competitors even though they have far greater financial, marketing and manufacturing resources. These advantages include a faster reaction time of less than two seconds near the Lower Explosive Limit (current detectors may take as long as two minutes to return a reading) and extended sensor life. In addition, our sensors are hydrogen-specific and therefore not prone to false readings, and operate in hostile environments such as radioactive areas. Finally, the sensors indicate a complete range of hydrogen presence, similar to that offered by mass spectrometers but at a much lower cost.

     Competition in the fuel cell industry is comprised primarily of companies that do research, testing, and early commercialization of fuel cells. This undeveloped industry is estimated to be worth more than $10,000,000,000 by the year 2010. We are competing primarily on the basis of fuel cell efficiency, environmental considerations and cost. We believe our simple, passive technology will provide significant economic, utilization and performance advantages over our competitors' technology. For example, we believe that our hydrogen fuel cells have significant advantages over existing low power fuel cells in development at other companies. These advantages include a smaller size and weight, no moving parts (it is a completely passive device), low cost and simplicity of design. Despite this, we can give no assurance that such advantages will continue or that our hydrogen fuel cells under development will be commercially successful

     Several companies in the United States and Canada are involved in fuel cell development, including United Technology's ONSI Corporation and Ballard Power Systems Corporation. Ballard Power Systems Corporation focuses primarily of development of fuel cell technology for large stationary power systems and secondarily for transportation. Our products focus primarily on smaller, consumer sized fuel cell designs for portable or remote electric power. In Japan, at least six manufacturers have demonstrated interest in developing and marketing fuel cells. In Europe, companies in Germany, Holland, Spain and Italy are actively engaged in fuel cell development and are potential competitors, although these efforts are not as well advanced as the progress of the United States and Japanese companies. Almost all of these companies are also significantly larger than we are, possess greater financial resources and have established product lines in electric generation equipment and in other fields.

     In addition to the hydrogen fuel cell, other types of fuel cells are also being developed by different companies worldwide. These fuel cells, generally referred to by the electrolyte medium they use, include phosphoric acid, polymer electrolyte and solid oxide systems. These fuel cells are in various stages of development and aim at different applications including stationary power, transportation and portable power. The phosphoric acid fuel cell system, developed by United Technology's ONSI Corporation (80kw and higher) is in an advanced stage of development and has had limited commercial sales. We believe that this system is significantly less efficient and is expected to be more expensive compared to our fuel cell technology, but nonetheless is an alternative fuel cell product to our own.

GOVERNMENT  REGULATION

     We are permitted to export our hydrogen sensors without restriction, as the U.S. Department of Commerce, Bureau of Export Control has designated the sensor as an unrestricted export item. Our production of hydrogen fuel cells will be subject to various Occupational Safety and Health Administration (OSHA) rules, other federal, state and local laws, and insurance company and industry professional regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. To date, we believe that we have obtained all necessary government permits and have been in substantial compliance with all of these applicable laws and regulations.

EMPLOYEES

     As of December 31, 2000, we employed 53 people on a full-time basis, consisting of 32 people in engineering/development/manufacturing, 12 in administration and 9 in sales/customer service. Our employees are not represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good. The loss of key employees could cause delays in completing contracted work and research and development and commercialization activities.

INTELLECTUAL  PROPERTY

     We are in the process of registering our trademarks "Robust Hydrogen Sensor", "Hydrogen is the Future -- We Can Sense It!" and "The Center for
Hydrogen  Safety"  with  the  United  States  Patent  and  Trademark  Office.

     We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services.

     We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our proprietary information.

     We do not currently own any patented technology registered with the United States Patent and Trademark Office.

CAUTIONARY  STATEMENTS  REGARDING  FUTURE  RESULTS  OF  OPERATIONS

     You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this Annual Report and other of our filings with the Securities and Exchange Commission. These cautionary statements are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies such as DCH. Like other businesses, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and performance of DCH or our customers. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community and other factors beyond our control.

RISKS  RELATED  TO  DCH'S  OPERATIONS

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS, WHICH MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN.

     Based on our current operating plan, we anticipate that our available funds will be sufficient to satisfy our anticipated needs for working capital, including our increased marketing expenses, capital expenditures and business expansion, for only the next three months. After that time, we will need additional capital. We may also need to raise additional funds in order to fund more rapid expansion, to increase brand development and market awareness, to develop new or enhanced technology, to respond to competitive pressures or to establish strategic relationships. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. Any new securities could have rights, preferences and privileges senior to those of our common stock. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. Recently, certain companies with a history of generating losses apparently have been unable to raise additional financing to fund such continued losses. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion, increase brand development and market awareness, develop or enhance our service offerings, respond to competitive pressures or establish strategic relationships.

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES FOR THE NEXT TWO FISCAL YEARS.

     Since our inception in November 1994, we have incurred substantial losses. Our net loss equaled $4,577,656 for the year ended December 31, 1998, $3,587,473 for the year ended December 31, 1999, and $7,657,413 for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $16,272,497.

     We anticipate that our expenses relating to developing, marketing and supporting our current and future products will increase substantially in the future. Accordingly, for the next two fiscal years, we expect to experience additional losses as these increased expenses exceed our total revenues. These additional losses will increase our accumulated deficit.

WE ANTICIPATE THAT THE MAJORITY OF OUR REVENUES WILL BE DERIVED FROM SALES OF OUR HYDROGEN SENSOR PRODUCTS.

     Presently, our revenues are derived from sales of hydrogen sensors, fuel cells, and hydrogen safety services. We expect that the majority of our 2001 revenue will come from from sales of our hydrogen sensor products, with lesser revenues from sales of our fuel cells and hydrogen safety services, respectively. In the event that 2001 sales of our hydrogen sensor products fail to meet our expectations, our business and financial condition could be impaired.

ECONOMIC, POLITICAL OR MARKET CONDITIONS COULD IMPACT OUR BUSINESS AND CAUSE OUR REVENUE TO BE LOWER THAN ANTICIPATED.

     Our business may be sensitive to general economic conditions. A reduced level of economic and manufacturing activity in the United States may significantly and adversely affect the demand for hydrogen sensors and alternative energy sources such as fuel cells. A recession could cause our customers to reduce or postpone their purchases, which could cause our revenue to be lower than anticipated and negatively affect our business.

FUEL CELL TECHNOLOGIES ARE NEW AND EVOLVING TECHNOLOGIES, COMPETE WITH OTHER METHODS OF ENERGY GENERATION, AND MAY NOT RECEIVE WIDESPREAD ACCEPTANCE.


     Fuel cell technologies are in their very early stages of commercialization. Like many new technologies, they are characterized by rapidly evolving technological developments, quickly changing marketing and sales strategies, multiple and aggressive market participants, fluctuating demand and uncertain market acceptance for products and services.

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE HYDROGEN SENSOR AND FUEL CELL MARKETS.

     We compete in both the hydrogen sensor and fuel cell markets. We may not be able to compete successfully against current and future competitors in our markets. The markets in which we are engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future both from existing competitors and new market entrants. We believe that our ability to compete depends on many factors both within and beyond our control, including:

     - the ease of use, performance, features, price and reliability of our solutions as compared to those of our competitors;
     - the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors;

     -    the  quality  of  our  customer  service  and  support;  and
     -    the  effectiveness  of  our  sales  and  marketing  efforts.

     Many of our current and potential competitors are likely to enjoy substantial competitive advantages, including:

     -    longer  operating  histories;
     -    greater  name  recognition;
     -    more  extensive  customer  bases;  and
     - cooperative relationships among themselves or with third parties to enhance their products.

     Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could impair our finances and business prospects. We cannot assure you that we will be able to compete successfully against existing or potential competitors or that competitive pressures will not materially impair our finances or business prospects.

     The markets for our products are at a very early stage of commercialization, are rapidly changing and are characterized by an increasing number of market entrants. As is typical for a new and rapidly evolving industry, demand for and market acceptance of recently introduced products are subject to a high level of uncertainty and risk. Acceptance and usage of our fuel cells is dependent on continued growth in use of alternative energy sources by businesses and consumers. Businesses that already have invested substantial resources in traditional or other energy sources may be reluctant to adopt new alternative sources. Individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns. Accordingly, it is not assured that sufficient demand for our products will develop to sustain our business.

THE LOSS OF THE SERVICES OF ONE OR MORE OF OUR KEY PERSONNEL OR OUR FAILURE TO HIRE, INTEGRATE OR RETAIN OTHER QUALIFIED PERSONNEL COULD DISRUPT OUR BUSINESS.

     We depend upon the continued services and performance of our executive officers and other key employees, particularly John T. Donohue, our Chief Executive Officer, David A. Walker, our Executive Vice President of Business Operations and David P. Haberman, our Chairman and Vice President of Technology and Planning. We do not currently carry key person insurance on Mr. Donohue. Although we currently carry key person insurance on the lives of Messrs. Walker and Haberman, there can be no assurance that the proceeds of such insurance would adequately compensate us in the event of the loss of any of them. Competition for qualified personnel in technology, particularly in the fuel cell industry, is intense and we may not be able to retain or hire necessary personnel as a result of the highly specialized nature of our products. In addition, the amount of our limited working capital may impose compensation restrictions on us that make it difficult to attract and hire necessary employees.

WE  MAY  NOT  BE  ABLE  TO  PROTECT  OUR  INTELLECTUAL  PROPERTY.

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

     We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies.

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

PRODUCT DEFECTS AND PRODUCT LIABILITY CLAIMS RELATED TO OUR HYDROGEN SENSORS AND HYDROGEN FUEL CELL PRODUCTS COULD EXPOSE US TO SIGNIFICANT LIABILITY.

     Although we test our products extensively prior to introduction, we cannot assure you that our testing will detect all serious defects, errors and performance problems prior to commercial release of our future sensor and fuel cell products. Any future defects, errors or performance problems discovered after commercial release could result in the diversion of scarce resources away from customer service and product development, lost revenues or delays in customer acceptance of our products and damage to our reputation, which, in each case, could have a material and adverse effect on our business, results of operations or financial condition.

     In addition to the potential for product defects, hydrogen in gaseous form itself is a dangerous element. For example, hydrogen is highly explosive when it reaches concentrations in the air of greater than four percent. The combustibility of hydrogen may compromise the safety and effectiveness of our products, which may cause damage to our reputation, result in lost sales and revenues or have other material and adverse effects on our business.

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

     We  are  heavily  reliant  on  the  ability  of  International Circuits and
Components, Inc. to manufacture the electronic circuit boards for our Robust Hydrogen Sensor. Sensor casing and other hardware are fabricated by various small manufacturers. Although delays in the shipment and receipt of our component parts may occur, historically we have experienced only those delays that tend to occur in the normal course of business.

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

SOME OF THE INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS.

     Some of the information in this Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

     -    discuss  our  expectations  about  our  future  performance;

     - contain projections of our future operating results or of our future financial condition; or

     -    state  other  "forward-looking"  information.

     We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Annual Report could have a material and adverse effect on our business, results of operations and financial condition.

                                     ITEM 2.

                             DESCRIPTION OF PROPERTY

     Our principal executive, administrative, and engineering operations are located in one DCH-owned, 16,900 square-foot facility in Santa Clarita,
California, and two leased facilities totaling 6,700 square feet in Valencia, California. The Santa Clarita facility houses our advanced sensor development and full scale manufacturing activities, and will include on-site hydrogen production capabilities. During the year ended December 31, 2000, we entered into a long-term financing agreement for the purchase of our Santa Clarita facility. This financing involves an $800,000 note bearing interest at the rate of 8.5% per annum, with monthly payments of $9,974 through May 2010. Repayment of the note is secured by the Santa Clarita property and a $700,000 certificate of deposit.

     Our principal offices are currently located in one of the Valencia properties, which is occupied under a lease expiring on May 31, 2001. The production facility is in a separate building nearby (approximately 150 yards from the main office) occupied under a lease expiring on April 30, 2002. We also lease approximately 3,300 square feet in Madison, Wisconsin for our Enable Fuel Cell Corporation, where we conduct research and development on the fuel cell product and plan to expand into limited production. This lease expires on April 30, 2002. Management considers that the current facilities are adequate for the present level of operations and that additional office and factory space is available in the immediate vicinity.


                                     ITEM 3.

                                LEGAL PROCEEDINGS

     We  are  not  currently  involved  in  any  litigation  proceedings.

     On December 12, 2000, we settled out dispute with 1252966 Ontario Limited, carrying on business as The Stockpage, a corporation incorporated pursuant to the laws of the Province of Ontario, Canada, and its parent company, Level Jump Financial Company Group, Inc. As part of that settlement, Stockpage and Level Jump discussed with prejudice the action pending against us in the Superior Court of Justice, Ontaria, Canada, and we dismissed with prejudice the action pending against Stockpage and Level Jump in the United States District Court for the Central District of California. We agreed to make a cash payment to Stockpage; this payment was fully accrued at the end of 2000. We also exchanged mutual releases with Stockpage and Level Jump.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.
                                    --------

                                     ITEM 5.

                    MARKET FOR THE REGISTRANT'S COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS

PRICE  RANGE  OF  COMMON  STOCK  AND  DIVIDEND  POLICY

     Since August 10, 2000, our common stock has been traded on the American Stock Exchange under the symbol "DCH"; from May 16, 1997 until that date, it was traded on the OTC Bulletin Board under the symbol "DCHT." The following table sets forth, for the periods indicated, the high and low bid prices for the common stock as reported by the American Stock Exchange and the OTC Bulletin Board. The quotations do not reflect adjustments for retail mark-ups, markdowns, or commissions and may not necessarily reflect actual transactions.

Period                           Low Bid                  High Bid
------                           -------                  --------

Fiscal 2000
  Fourth Quarter                 $  1.25                  $   6.19
  Third  Quarter                 $  2.97                  $   8.13
  Second Quarter                 $  3.94                  $   9.03
  First  Quarter                 $  2.97                  $  16.50

Fiscal 1999
  Fourth Quarter                 $  0.25                  $   4.12
  Third  Quarter                 $  0.47                  $   0.88
  Second Quarter                 $  0.72                  $   1.38
  First  Quarter                 $  0.78                  $   2.06

     On February 28, 2001, the closing price of our common stock on the American Stock Exchange was $2.10 per share and there were approximately 329 holders of record of our common stock. However, we believe, based on stockholder records, that we have in excess of 18,000 individual stockholders.

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

     Factors  that  could cause such volatility may include, among other things:

     -  actual  or  anticipated fluctuations in our quarterly operating results;

     -  announcements  of  technological  innovations  and further developments;

     -  changes  in  financial  estimates  by  securities  analysts;

     - conditions or trends in the hydrogen sensor and hydrogen fuel cell industries;

     - changes in the market valuations of other technology companies, especially our partners and competitors; and

     -  general  market  conditions.

     To date, no dividends have been declared or paid on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     We have previously disclosed all information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended December 31, 2000. Please see our Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000.


                                     ITEM 6.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     DCH Technology, Inc. is a leader in hydrogen technology. Our hydrogen sensors and safety systems provide real time monitoring of hydrogen and our fuel cells provide clean and reliable power. We seek out patented technologies in our focus areas, secure those patented technologies through licensing agreements with the patent holders and convert the technologies into commercial products which we then produce and sell.

     We commenced initial production of our first hydrogen gas detector product line, the Robust Hydrogen Sensor product line, in November 1998, and currently offer numerous high quality and technologically advanced hydrogen sensor products. We created a wholly-owned subsidiary, the Enable Fuel Cell Corporation, in March 2000, to focus on the rapidly emerging fuel cell market. To date, we have obtained our funding primarily from private placements of equity securities and product sales. As production continues to increases, production facilities should become more fully utilized and as our marketing strategies increase sales, we anticipate that revenues from sales of products will increase as a proportion of our funding.

     On  August  10,  2000, our common stock began trading on the American Stock
Exchange  under  the  symbol  "DCH."

Significant  Milestones  in  2000

Hydrogen  Sensors

     We continued to experience growth in our sensor division in 2000. In the second quarter of 2000, we appointed Steven A. Huenemeier as Vice President and General Manager of Sensor Operations. Mr. Huenemeier brought with him 27 years of experience as a director and manager of production for a number of manufacturing companies.

     Our Robust Hydrogen Sensors were installed in the Leningrad Nuclear Plant by Westinghouse (the prime contractor) to help upgrade the safety of the Leningrad Nuclear Plant. The presence of hydrogen is believed to be one of the significant causes for the Chernobyl Nuclear Plant explosion. We believe that DCH sensors were selected for this project based upon their technical characteristics and reliability.

     In the second quarter of 2000, we delivered sensor systems to GCI, a major Alaskan telecommunications company, to help protect GCI's remote backup power systems.

     In the third quarter of 2000, we delivered a sensor system for a hydrogen/electric-powered bus at the University of Nevada at Las Vegas. The re-engineered bus was exhibited at the Global Energy Conference in July 2000.

     On September 1, 2000, we moved our sensor production to a new building located at 24832 Avenue Rockefeller, Santa Clarita, California, which will house our advanced sensor development and full scale manufacturing operations. This move represents the second expansion of our sensor division. Our new facility has already provided significant new capabilities. Production time for a sensor has been reduced from eight weeks in 1999 to two weeks by the end of 2000. This facility also includes new manufacturing and R&D capabilities that will allow us to meet the growing demand for hydrogen sensors with better and lower cost products.

Fuel  Cells
-----------

     Our  fuel  cell  division  completed  many  significant milestones in 2000.

     We established, funded and staffed the Enable Fuel Cell Corporation in Middleton, Wisconsin in 2000. Enable represents a significant portion of our increased 2000 costs and a major growth potential for DCH. At the end of 2000, Enable employed 17 persons at the Wisconsin fuel cell facility.

     In June 2000, we announced a joint venture agreement with Daido Metal Company, Ltd., a Japanese high volume production manufacturer of precision metal components. During the third quarter of 2000, the joint venture agreement was signed and is now being implemented. Under the agreement, Daido will manufacture and assemble fuel cell products, initially small portable fuel cells ranging from less than one watt to 50 watts. We also expect the joint venture to encompass future production of larger fuel cells for stationary applications.

     We also delivered a 3KW fuel cell to EPRI (the Electric Power Research Institute). EPRI has been testing and will continue to evaluate this 3KW unit. As a member of EPRI, EDF (Electric de France) evaluated the 3KW unit at EPRI and placed an order with us in late 2000 for a 2001 delivery of a 5KW unit.

     In the third quarter of 2000, we delivered portable fuel cells to the Texas Natural Resource Conservation Commission (TNRCC) to power its remote air quality data collection samplers. The fuel cells were used to power automated Volatile Organic Compound (VOC) canister samples. We also entered into a contract with TNRCC to deliver a 3KW fuel cell to power a mobile air quality monitoring system. This system was delivered in early 2001.

     We also delivered a shipment of fuel cells to the US Army Communications - Electronics Command (CECOM) in New Jersey. The Army was interested in the fuel cells because of their quiet operation and very low thermal signature. The fuel cells were used to compare against more complex technology requiring air compressors and other energy-diverting, signature-generating components.

     In the fourth quarter of 2000, we delivered a fuel cell system to the State of Arkansas Department of Economic Development. This passive fuel cell was coupled with a rechargeable metal hydride canister to provide the hydrogen fuel.

RESULTS  OF  OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

     For the year ended December 31, 2000, we had sales of $961,551 compared to sales of $543,199 for the year ended December 31, 1999. The increase in sales for the year was due to increased sensor unit sales and the introduction of our Enable fuel cells to the market. The cost of products sold increased to $729,147 for the twelve months ended December 31, 2000, compared to $332,394 for the twelve months ended December 31, 1999. In percentage terms, cost of goods sold represented 75.8% of total sales for the year ended December 31, 2000, versus 61.2% for the same period in 1999. The percentage increase in 2000 is due to the fact that in 2000, fuel cell sales comprised a larger portion of our revenues; such sales involved lower margins. We produced a gross profit of $232,404 for the twelve months ended December 31, 2000, compared to a gross profit of $210,805 for the same period ended December 31, 1999.

     Selling, general and administrative expenses were $ 5,725,880 for the twelve months ended December 31, 2000, compared to $2,870,256 for the comparable period in 1999. Substantially all of the increases in selling, general and administrative expenses during the year were as a result of building the corporate infrastructure in anticipation of future growth (primarily the addition of personnel and opening our Enable facility in Middleton, Wisconsin), an increased emphasis on our thick film hydrogen sensor, expansion of our sensor business and the expansion of our fuel cell production activity.

     Depreciation and amortization increased to $234,715 for the year ended December 31, 2000, compared to $65,336 for the year ended December 31, 1999. The increase was primarily due to the purchase of the Rockefeller building and additional equipment purchases to support these operations.

     A total of $1,779,964 was spent on research and development during the year ended December 31, 2000, compared to expenditures of $841,708 for the period ending December 31, 1999. The increase in research and development expenses during the period was due to a greater focus on commercialization and development of products. In order to continue to improve our sensor products and bring our fuel cell products into the market, it is likely that we will continue to spend substantial funds on research and development.

     We had interest income of $128,581 and interest expense of $46,642 in the year ended December 31, 2000, compared to interest expense of $1,824 in the year ended December 31, 1999. We had no interest income during the year ended December 31, 1999. The interest income in 2000 was due to increased funds on deposit from our January 2000 private placement, while the increased income expense in 2000 was due to financing costs of our new Santa Clarita facility.

     Based on a management evaluation of the financial condition of certain companies in which we had previously made investments, we elected to reduce the carrying value of these investments by $190,000 for the period ended December 31, 2000.

     In the year ended December 31, 2000, we also experienced a loss on disposal of assets of $25,089, due to our sale of certain equipment not required for our business. In addition, we incurred a loss of $12,788 during the year ended December 31, 2000 from our investments in limited liability companies and a joint venture, as compared to a loss of $19,554 from these investments for the year ended December 31, 1999.

     As a result of these factors, we had a net loss of $7,654,093 for the year ended December 31, 2000, compared to a net loss of $3,587,473 for the year ended December 31, 1999. We also had an adjustment of $3,320 for a foreign currency translation adjustment as a result of our investment in our joint venture company for the year ended December 31, 2000, for a comprehensive loss of $7,657,413.

     Offset in part by an increase in the number of shares outstanding during the period (we had 23,929,000 weighted average common shares outstanding for the twelve months ended December 31, 2000, as compared to 14,519,000 weighted average common shares outstanding for the comparable period in 1999), the net loss per share increased to $0.32 per share for the twelve months ended December 31, 2000, as compared to a loss of $0.25 per share for the comparable period in 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     To date, we have funded our operations primarily through private placements of equity securities, product sales and loans from officers and principal stockholders. We generated a total of $7,378,842 in net cash from financing activities for the year ended December 31, 2000, as compared to net cash from financing activities of $3,416,355 generated during the comparable period in 1999. Substantially all of the financing activities for the year ended December 31, 2000 consisted of a private placement of common stock, together with the exercise of warrants and stock options.

     We utilized $5,308,547 of net cash for operating activities in the year ended December 31, 2000, compared to the utilization of $2,021,190 of net cash for operating activities for the comparable period in 1999. The increase in net cash used for operating activities was primarily related to the growth of our product sales and operations during the period, including an increase in inventory and the issuance of common stock for services. We used $3,188,079 of net cash for investing activities in the year ended December 31, 2000, compared to $203,883 of net cash for investing activities in the year ended December 31, 1999. These funds were primarily used in both years to purchase production facilities and equipment for our sensor and fuel cell production.


     At December 31, 2000, we had $75,300 in unrestricted cash, compared to $1,193,084 in cash at December 31, 1999. We had a working capital deficit of $1,005,411 at December 31, 2000, compared to a working capital surplus of $900,945 at December 31, 1999. We also had accounts receivable of $175,047 at December 31, 2000, compared to accounts receivable of $143,128 at December 31, 1999. Investment in inventory totaled $528,816 at December 31, 2000 versus $127,319 for the same period in 1999. The growth in 2000 in both receivables and inventory are consistent with the overall increase in sales for the year.

     We have recently taken measures to preserve our available cash. In February 2001, we laid off four employees of our sensor division and closed our Washington D.C. office (laying off one employee); we do not believe that any of these employees performed functions essential to our operations. In January
2001, consultants to our fuel cell division agreed to receive options to purchase shares of our common stock in lieu of cash compensation. Finally, certain of our employees have elected to receive options to purchase common stock in lieu of a portion of their cash compensation. We believe that these measures will enable us to save approximately $500,000 in the year ending December 31, 2001.

     We remain dependent upon our ability to obtain outside financing through the issuance of additional securities until we achieve sustained profitability through increased sales. Management believes that we will require significant resources for the remainder of the year ending December 31, 2001, principally to fund our working capital needs to support the commercialization of our hydrogen sensor and fuel cell products and continuing research and development efforts. At the present time, we estimate that we will require approximately $5,300,000 to fund our operations (including the commercialization of our products and ongoing research and development) through 2001. We have already raised $1,800,000 of this amount through March 15, 2001, and we expect to generate the necessary resources for our 2001 business plan through a combination of the contribution from sales of our products and additional sales of equity securities. There can be no assurance, however, that we will be able to generate capital sufficient to meet these needs. Our capital requirements depend on many factors, including but not limited to the following:

     -    the  rate  at  which  we  develop  and  introduce  our  products;

     -    the  market  acceptance  and  competitive  position  of  our products;

     - the level of promotion and advertising required to market our products and to attain a competitive position in the marketplace; and

     -    the  response  of  competitors  to  our  products.

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

                                     ITEM 7.

                              FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of DCH Technology, Inc.

We have audited the accompanying consolidated balance sheet of DCH Technology, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statement of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCH Technology, Inc. and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/  Moss Adams LLP

Los  Angeles,  California
February  6,  2001


--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of DCH Technology, Inc.



We have audited the accompanying consolidated balance sheet of DCH Technology, Inc. and Subsidiary as of December 31, 1999 and related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCH Technology, Inc. and Subsidiary as of December 31, 1999, and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ Lucas,  Horsfall,  Murphy  &  Pindroh  LLP

Lucas,  Horsfall,  Murphy  &  Pindroh  LLP


Pasadena,  California
February  22,  2000




--------------------------------------------------------------------------------

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEET

DECEMBER  31,                                                        1999          2000
                                                                 ------------  -------------

                                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $ 1,193,084   $     75,300
  Accounts receivable                                                143,128        175,047
  Inventory                                                          127,319        528,816
  Prepaid expenses                                                    90,248         84,261
  Other receivables                                                  191,100         17,076
                                                                 ------------  -------------
  Total current assets                                             1,744,879        880,500
                                                                 ------------  -------------

PROPERTY AND EQUIPMENT,  net                                         217,665      2,362,357
                                                                 ------------  -------------

OTHER ASSETS
  Intangible assets, net of accumulated amortization                  98,577        134,536
  Restricted cash deposit                                                  -        700,000
  Investments with no readily determinable fair value                215,000         25,000
  Investment in joint venture                                              -         41,623
  Other                                                                    -         10,190
                                                                 ------------  -------------
  Total other assets                                                 313,577        911,349
                                                                 ------------  -------------
                                                                 $ 2,276,121   $  4,154,206
                                                                 ============  =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $   244,539   $    659,053
  Accrued expenses                                                   268,690        427,563
  Accrued compensation                                               316,872        728,805
  Current portion of note payable                                          -         55,867
  Current portion of capital lease obligations                        13,833         14,623
                                                                 ------------  -------------
  Total current liabilities                                          843,934      1,885,911

LONG-TERM LIABILITIES, net of current portion
  Note payable                                                             -        710,658
  Capital lease obligations                                           30,344         14,662

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value, 5,000,000 shares authorized,
      no shares issued or outstanding                                      -              -
  Common stock, $.01 par value, 50,000,000 shares authorized,
      19,325,995 and 25,560,616 shares issued and outstanding        193,259        255,606
  Additional paid in capital                                       9,775,433     17,631,900
  Common stock subscribed, 145,556 shares                            131,000              -
  Investment in limited liability companies                          (79,445)       (68,714)
  Other comprehensive loss                                                 -         (3,320)
  Accumulated deficit                                             (8,618,404)   (16,272,497)
                                                                 ------------  -------------
  Total stockholders' equity                                       1,401,843      1,542,975
                                                                 ------------  -------------

                                                                 $ 2,276,121   $  4,154,206
                                                                 ============  =============

-------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements  F-3

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENT  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS

YEARS  ENDED  DECEMBER  31,                                   1999          2000
                                                          ------------  ------------

SALES                                                     $   543,199   $   961,551

COST OF GOODS SOLD                                            332,394       729,147
                                                          ------------  ------------

    Gross profit                                              210,805       232,404

OPERATING EXPENSES
  Selling, general and administrative expenses              2,870,256     5,725,880
  Depreciation and amortization                                65,336       234,715
  Research and development                                    841,708     1,779,964
                                                          ------------  ------------

    Total operating expenses                                3,777,300     7,740,559
                                                          ------------  ------------

    Loss from operations                                   (3,566,495)   (7,508,155)
                                                          ------------  ------------

OTHER INCOME (EXPENSE)
  Interest expense                                             (1,424)      (46,642)
  Interest income                                                   -       128,581
  Loss on disposal of assets                                        -       (25,089)
  Loss in limited liability companies and joint venture       (19,554)      (12,788)
  Impairment loss on investments                                    -      (190,000)
                                                          ------------  ------------

    Total other income (expense)                              (20,978)     (145,938)
                                                          ------------  ------------

NET LOSS                                                   (3,587,473)   (7,654,093)

OTHER COMPREHENSIVE LOSS
  Foreign currency translation adjustments                          -        (3,320)
                                                          ------------  ------------

COMPREHENSIVE LOSS                                        $(3,587,473)  $(7,657,413)
                                                          ============  ============

NET LOSS PER SHARE
  Basic                                                   $     (0.25)  $     (0.32)
                                                          ============  ============
  Diluted                                                 $     (0.25)  $     (0.32)
                                                          ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING                        14,519,000    23,929,000
                                                          ============  ============

-------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements  F-4

                                                   Common Stock               Additional     Stock                   Other
                                         ----------------------------------    Paid-in    Subscription  Investment Comprehensive
                                           Shares     Amount    Subscribed     Capital     Receivable    in LLCs     Loss
                                         ----------  --------  ------------  -----------  ------------  ---------  --------

BALANCE - DECEMBER 31, 1998              12,273,059  $122,730  $   100,000   $ 5,021,642  $  (100,000)  $      -   $     -
  Issuance of common stock, options
    and warrants for services               848,469     8,485            -     1,216,660            -          -         -
  Issuance of common stock
    and warrants for cash                 4,810,087    48,101            -     2,814,655            -          -         -
  Issuance of common stock for
    payment of debt                          16,043       160            -        14,278            -          -         -
  Issuance of common stock pursuant
    to exercise of options and warrants   1,218,337    12,183            -       609,798            -          -         -
  Payment of stock subscription             160,000     1,600     (100,000)       98,400      100,000          -         -
  Common stock subscription                       -         -      131,000             -            -          -         -
  Investment in LLC                               -         -            -             -            -    (79,445)        -
  Net loss                                        -         -            -             -            -          -         -
                                         ----------  --------  ------------  -----------  ------------  ---------  --------
BALANCE - DECEMBER 31, 1999              19,325,995   193,259      131,000     9,775,433            -    (79,445)        -
  Issuance of common stock, options
    and warrants for services               216,500     2,165            -     1,279,874            -          -         -
  Issuance of common stock and warrants
    for cash, net of commissions paid     2,490,000    24,900            -     5,070,031            -          -         -
  Issuance of common stock for
    patent purchase                           3,061        31            -         9,535            -          -         -
  Issuance of common stock pursuant
    to exercise of options and warrants   3,379,504    33,795            -     1,367,483            -          -         -
  Issuance of stock subscribed              145,556     1,456     (131,000)      129,544            -          -         -
  Foreign currency translation loss               -         -            -             -            -          -    (3,320)
  Loss on investment in LLC                       -         -            -             -            -     10,731         -
  Net loss                                        -         -            -             -            -          -         -
                                         ----------  --------  ------------  -----------  ------------  ---------  --------
BALANCE - DECEMBER 31, 2000              25,560,616  $255,606  $         -   $17,631,900  $         -   $(68,714)  $(3,320)
                                         ==========  ========  ============  ===========  ============  =========  ========


                                                           Total
                                          Accumulated   Stockholders'
                                            Deficit        Equity
                                         -------------  ------------
BALANCE - DECEMBER 31, 1998              $ (5,030,931)  $   113,441
  Issuance of common stock, options
    and warrants for services                       -     1,225,145
  Issuance of common stock
    and warrants for cash                           -     2,862,756
  Issuance of common stock for
    payment of debt                                 -        14,438
  Issuance of common stock pursuant
    to exercise of options and warrants             -       621,981
  Payment of stock subscription                     -       100,000
  Common stock subscription                         -       131,000
  Investment in LLC                                 -       (79,445)
  Net loss                                 (3,587,473)   (3,587,473)
                                         -------------  ------------
BALANCE - DECEMBER 31, 1999                (8,618,404)    1,401,843
  Issuance of common stock, options
    and warrants for services                       -     1,282,039
  Issuance of common stock and warrants
    for cash, net of commissions paid               -     5,094,931
  Issuance of common stock for
    patent purchase                                 -         9,566
  Issuance of common stock pursuant
    to exercise of options and warrants             -     1,401,278
  Issuance of stock subscribed                      -             -
  Foreign currency translation loss                 -        (3,320)
  Loss on investment in LLC                         -        10,731
  Net loss                                 (7,654,093)   (7,654,093)
                                         -------------  ------------
BALANCE - DECEMBER 31, 2000              $(16,272,497)  $ 1,542,975
                                         =============  ============

-------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements  F-5

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

YEARS  ENDED  DECEMBER  31,                                     1999          2000
                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(3,587,473)  $(7,654,093)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                65,336       234,715
    Loss on disposal of equipment                                 6,628        25,089
    Issuance of stock, warrants and options for services      1,225,145     1,282,039
    Loss from investment in partnerships and joint venture       19,554        12,788
    Impairment loss on investments                                    -       190,000
    Investment received for services                           (150,000)            -
    Changes in assets and liabilities:
      Accounts receivable                                       (84,299)      (31,919)
      Inventory                                                  16,395      (401,497)
      Prepaid expenses                                          (90,248)        5,987
      Other receivables                                         (60,100)       43,024
      Accounts payable                                           73,109       414,514
      Accrued expenses                                          227,891       158,873
      Accrued compensation                                      316,872       411,933
                                                            ------------  ------------

      Net cash used in operating activities                  (2,021,190)   (5,308,547)
                                                            ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in certificate of deposit                                -      (700,000)
  Deposits made on equipment leases                                   -       (10,190)
  Investment in joint venture                                         -       (47,000)
  Purchase of licenses and intellectual property                (87,000)      (57,257)
  Purchase of property and equipment                           (116,883)   (2,373,632)
                                                            ------------  ------------

      Net cash used in investing activities                    (203,883)   (3,188,079)
                                                            ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock and warrants             2,862,756     5,094,931
  Principal payments on capital leases                           (2,461)      (14,892)
  Proceeds from long-term debt                                        -       800,000
  Principal payments on long term debt                                -       (33,475)
  Repayment of stockholder advances                            (165,921)            -
  Proceeds from exercise of options and warrants                621,981     1,401,278
  Proceeds from common stock subscriptions receivable           100,000       131,000
                                                            ------------  ------------

      Net cash received from financing activities             3,416,355     7,378,842
                                                            ------------  ------------

NET INCEASE (DECREASE) IN CASH                                1,191,282    (1,117,784)

CASH, beginning of year                                           1,802     1,193,084
                                                            ------------  ------------

CASH, end of year                                           $ 1,193,084        75,300
                                                            ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                              $     1,085   $    46,642
                                                            ============  ============
      Income taxes                                          $     2,578   $     1,600
                                                            ============  ============

-------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements  F-6

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

YEAR  ENDED  DECEMBER  31,  1999  AND  2000
--------------------------------------------------------------------------------

SUPPLEMENTAL  SCHEDULE  OF  NON-CASH  INVESTING  AND  FINANCIAL  ACTIVITIES  -

     During the year ended December 31, 2000, the Company issued 3,061 shares of common stock with a fair market value of $9,566 for the purchase of a patent license.

     During the year ended December 31, 1999, $65,000 of Hydrogen Burner Technology common stock was received in satisfaction of a related advance to customer, accounts payable, and deferred revenue.

     During the year ended December 31, 1999, the Company entered into two capital lease agreements for $46,638 to purchase computer equipment.

     During the year ended December 31, 1999, the Company issued $14,438 of common stock in payment of debt.


--------------------------------------------------------------------------------

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  1  -  NATURE  OF  BUSINESS

     OPERATIONS - DCH Technology, Inc. (the Company), was incorporated on February 23, 1996. The Company seeks out patented technologies, secures those patented technologies through licensing agreements with the patent holders and converts the technologies into viable products which the Company then produces and sells. The Company focuses on technologies related to the use of hydrogen, primarily hydrogen gas sensors and fuel cells.

     The consolidated financial statements include the accounts of DCH Technology, Inc., DCH Sensors Corporation, and Enable Fuel Cells Corporation.

     FINANCIAL CONDITION - The Company has experienced net losses over the past several years and as a result has an accumulated stockholders' deficit of $16,272,000 as of December 31, 2000. Additionally, the Company's current liabilities exceeded its current assets by $1,005,000 as of December 31, 2000. To date, the Company has relied primarily on funding from the issuance of equity securities to sustain its operations. Additional financing will be required to sustain the Company's current research and development activities and support the planned operations of the Company.

Management has taken certain actions and is pursuing additional measures to support the Company's current operating plan, including the following:

     - Strict budgetary controls have been implemented with the implementation of a new accounting and information system.
     - Staffing was reduced effective February 1, 2001, and compensation arrangements were modified, resulting in annual cash savings of approximately $500,000.
     - Through a private placement of equity securities, the Company raised approximately $1,830,000 cash in January 2001.
     - The Company is continuing to pursue equity and/or debt financing from various sources, including sources who have invested in DCH Technology in the past. Currently, the Company is in active discussion with several potential investors.
     - The Company is seeking to refinance a recently purchased building. Management believes it may be possible to realize $700,000 - $800,000 in cash flow upon a successful transaction.


--------------------------------------------------------------------------------

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     PRINCIPALS OF CONSOLIDATION - The consolidated financial statements include the accounts of DCH Technology, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS - For purposes of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are provided using straight-line and accelerated methods over the estimated useful lives, which range from 5 to 39 years. Leasehold and building improvements are amortized over their estimated useful life, which range from 5 to 20 years.

     INVENTORY - Inventory is stated at the lower of cost or market using the first-in, first-out method (FIFO). Inventories consist of parts and assemblies that are included in the final product.

     INVESTMENTS WITH NO READILY DETERMINABLE FAIR VALUE - The Company acquired shares of two privately held companies without readily determinable market values in exchange for services rendered. The Company accounts for these transactions as prescribed by Accounting Principles Board (APB) 18 under the "cost method."

     Under this method, the Company's investment balance remains unchanged with respect to the earnings of the investee and is impacted only with respect to dividend distributions and permanent impairment of the value of the investment.

     For the year ended December 31, 2000, management determined that the investments were impaired, and wrote the investments down $190,000 to their net realizable value.

     REVENUE RECOGNITION - Revenue from product sales is recognized at the time the product is shipped to its customer. Provision is made at the time the related revenue is recognized for estimated product returns. The Company provides for the estimated cost of post-sale support and product warranties upon shipment. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Customers do not have unconditional right of return on product sales. Service revenue is recognized ratable over the contractual period as services are performed.

     ACCOUNTS RECEIVABLE AND ALLOWANCES - No allowance for doubtful accounts has been provided, as it is the belief of management that receivables are fully collectable at December 31, 2000.


--------------------------------------------------------------------------------

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     INTANGIBLES - Intangible assets, principally licensing agreements, are amortized on the straight-line method over the remaining life of the agreements. The carrying amounts of the intangible assets are assessed for impairment when operating profits from the related assets indicates carrying amounts may not be recoverable. Carrying values are reviewed periodically for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable.

     ADVERTISING  -  Advertising  and  promotion costs are expenses as incurred.

     RESEARCH AND DEVELOPMENT - Research and development expenditures are charged to operations as incurred.

     INCOME TAXES - Income tax expense is computed using an asset and liability method, using expected annual effective tax rates. Under this method, deferred income taxes are recorded resulting from differences in the financial reporting basis and the income tax reporting basis of assets and liabilities. Income tax are further explained in Note 9.

     CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to credit risk are primarily cash equivalents and accounts receivable. The Company has placed its cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation (FDIC).

     USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     IMPAIRMENT ON LONG-LIVED ASSETS - Certain long-lived assets of the Company are reviewed at least annually as to whether their carrying values have become impaired in accordance with Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or the projected cash flows from related operations. As of December 31, 2000, the Company expects the remaining carrying value of assets to be fully recoverable.


--------------------------------------------------------------------------------

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     STOCK BASED COMPENSATION - As permitted by SFAS 123, "Accounting for Stock-Based Compensation", the Company continues to apply APB Opinion No. 25 (APB 25) and related Interpretations in accounting for its options issued to employees. The Company accounts for stock-based compensation issued to consultants and vendors as prescribed by SFAS 123. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock. The standard allows the Company to continue to account for stock-based compensation issued to employees under APB 25, with disclosure of the effects of SFAS 123. The proforma effect on income as if the Company had adopted SFAS 123 is disclosed in Note 10.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation. These changes have no effect on net earnings.

     EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock outstanding during the period. The Company has not included the effect of assumed conversions and exercises of stock options and warrants since the effect of such an inclusion would be antidilutive. Equity instruments, including stock options and warrants, which are exercisable into 9,209,185 shares of common stock at December 31, 2000, have been excluded because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

     NEW ACCOUNTING PRONOUNCEMENTS - During 2000, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 136 ("Transfers of Assets to Not-for-Profit Organizations of Charitable Trust That Raise or Holds Contributions for Others"), No. 137 ("Accounting for Derivative Instruments and Hedging Activities"), No. 138 ("Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133"), No. 139 ("Rescission of FASB Statement No. 53 Financial Reporting by Producers and Distributors of Motion Picture Films and amendments to FASB Statements No. 63, 89, and 121"), and No. 140 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125") which are effective for fiscal 2000. Management believes these pronouncements do not have a material effect on the Company's financial statements or disclosures.

NOTE 3 - INVENTORY

                                 1999      2000
                               --------  --------
              Raw Materials    $ 51,816  $393,158
              Work-in-process    68,566   124,797
              Finished goods      6,937    10,861
                               --------  --------
                               $127,319  $528,816
                               ========  ========


--------------------------------------------------------------------------------

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  4  -  PROPERTY  AND  EQUIPMENT

                                                 1999        2000
                                               ---------  -----------
    Land                                       $      -   $  270,000
    Building                                          -    1,081,760
    Automobiles                                  34,260       34,260
    Equipment                                   206,824      813,281
    Furniture and Fixtures                       15,842       21,635
    Building improvements                             -      358,640
    Leasehold improvements                       35,973       36,137
                                               ---------  -----------

                                                292,899    2,615,713
    Accumulated depreciation and amortization   (75,234)    (253,356)
                                               ---------  -----------

                                               $217,665   $2,362,357
                                               =========  ===========

     Depreciation and amortization expense on property and equipment for the year ended December 31, 1999 and 2000, were $47,887 and $203,853, respectively.

NOTE  5  -  INTANGIBLE  ASSETS

     The Company has entered into various license and intellectual property agreements. The patent license agreements require the Company to pay initial license fees, which are being amortized over the remaining lives of the license agreements. In addition to the annual payments for the licenses, the Company has agreed to pay royalties based on various factors included in these agreements. The patent license agreements generally contain performance benchmarks. If the Company fails to meet the benchmarks, the agreements may be kept in place at the sole discretion of the licensor.

     The total amortization expense related to intangibles was $17,449 and $30,862 for the years ended December 31, 1999 and 2000, respectively.

     Future  minimum  royalty  payments  under  these  license  agreements  are:

2001                     $ 79,000
2002                       82,000
2003                       82,000
2004                       82,000
2005                       82,000
  Thereafter              780,000
                     ------------

                     $  1,187,000
                     ============


--------------------------------------------------------------------------------

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  6  -  INVESTMENTS  IN  LIMITED  LIABILITY  COMPANIES  AND  JOINT  VENTURES

     The Company has invested in two limited liability companies ("LLC") and one joint venture ("JV"). The investments are accounted for under the equity method as the investments are between 20% and 50% of these entities and management does not actively participate in the management of these companies. Under the equity method of accounting, the Company adjusts the carrying amount of an investment for its share of the earnings and losses of the LLCs and JV and reports the recognized earnings and losses in income. Dividends received reduce the carrying amount of these investments.

     During the year ended December 31, 2000, the Company entered into a joint venture with Daido Metal Company, Ltd., a Japanese company. The initial investment was $47,000 or 5,000,000 Japanese Yen.

     The financial position and results of operations of the Company's equity investment (Infrasol, LLC, Renewable Energies Group, LLC) as of December 31, 2000 and for the years ended December 31, 1999 and 2000 are:

                                                                 Renewable       Daido Metal
                                                   Infrasol,     Energies         Company
                                                      LLC       Group, LLC     Joint Venture
                                                  -----------  -------------  ---------------
FINANCIAL POSITION as of December 31, 2000
                                                  Assets
    Cash                                          $   16,943   $      4,991   $       83,246
    Investments, available for sale                   90,000         45,000                -
                                                  -----------  -------------  ---------------
                                                     106,943         49,991           83,246
  Liabilities
    Accounts payable                                  45,002         27,515                -
                                                  -----------  -------------  ---------------
  Net assets                                      $   61,941   $     22,476   $       83,246
                                                  ===========  =============  ===============
  DCH Technology, Inc. investment in LLCs and JV  $   30,971   $      7,485   $       41,623
                                                  ===========  =============  ===============

FINANCIAL POSITION as of December 31, 1999
  Assets
    Cash                                          $    12,077  $          -   $            -
    Accounts receivable                                25,000             -                -
    Investments, available for sale                   178,200        89,100                -
                                                  -----------  -------------  ---------------

                                                      215,277        89,100                -
  Liabilities
    Accounts payable                                   44,113        26,858                -
                                                  -----------  -------------  ---------------
  Net assets                                      $   171,164        62,242                -
                                                  ===========  =============  ===============
  DCH Technology, Inc. investment in LLCs and JV  $    85,582        20,747                -
                                                  ===========  =============  ===============

RESULTS OF OPERATIONS
  Year ended December 31, 1999
  Revenues                                        $   45,000   $          -   $            -
  Operating expenses                                  66,203         26,858                -
                                                  -----------  -------------  ---------------
    Net loss                                      $  (21,203)  $    (26,858)  $            -
                                                  ===========  =============  ===============
  DCH Technology, Inc. allocated loss             $  (10,602)  $     (8,944)  $            -
                                                  ===========  =============  ===============
  Year ended December 31, 2000
  Revenues                                        $      348   $          -   $            -
  Operating expenses                                  21,371            666            4,114
                                                  -----------  -------------  ---------------
    Net loss                                      $  (21,023)  $       (666)  $       (4,114)
                                                  ===========  =============  ===============
  DCH Technology, Inc. allocated loss             $  (10,512)  $       (222)  $       (2,057)
                                                  ===========  =============  ===============


--------------------------------------------------------------------------------

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  6  -  INVESTMENTS  IN  LIMITED  LIABILITY  COMPANIES  AND  JOINT  VENTURES
(CONTINUED)

     The difference in the amount carried on the balance sheet as investments in limited liability companies and the amount of net assets attributable to the Company is attributable to unrealized holding gains and losses offset by stock subscription receivables. Unrealized holding gains are attributable to the increase in value of the Company's common stock, which have been excluded from the statement of operations. As the primary asset of the LLCs is their investment in the Company, the LLCs have been recorded as a reduction to stockholders' equity.

NOTE  7  -  ACCRUED  EXPENSES

                               1999      2000
                             --------  --------
  Board of Director's fees   $104,000  $112,000
  Legal and settlement fees         -   238,772
  Royalty and license fees     41,000    51,249
  Research and development     91,125         -
  Other                        32,565    25,542
                             --------  --------

                             $268,690  $427,563
                             ========  ========


NOTE     8  -  NOTE  PAYABLE  AND  CAPITAL  LEASES

     The Company leases various computer equipment under non-cancelable lease agreements. Future minimum lease payments under capital leases as of December 31, 2000 are:

       2001                                     $ 20,163
       2002                                       16,803
                                                ---------

  Total minimum payments                          36,966
  Amount representing interest at 12% to 13%      (7,681)
                                                ---------

  Present value of net minimum lease payments     29,285

  Current portion                                (14,623)
                                                ---------

       Long-term portion                        $ 14,662
                                                =========

     As of December 31, 1999 and 2000, equipment under capital lease agreements amounted to $43,638 and accumulated amortization amount to $2,332 and $21,315, respectively. Amortization expense under capital leases for the years ended
December  31,  1999  and  2000,  was  $2,332  and  $17,052,  respectively.


--------------------------------------------------------------------------------

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE     8  -  NOTE  PAYABLE  AND  CAPITAL  LEASES  (CONTINUED)

     During the year ended December 31, 2000, the Company entered into a long-term financing agreement in connection with the purchase of the Company's corporate office. The Company borrowed $800,000 bearing interest at 8.5% with monthly payments of $9,974 through May 2010. The outstanding balance on the long-term debt was $766,525 at December 31, 2000. The note is collateralized by the property and a $700,000 Certificate of Deposit which has been recorded as restricted cash. Future minimum principal payments on this note payable at December 31, 2000 are:

          2001               $    55,867
          2002                    60,673
          2003                    66,125
          2004                    72,068
          2005                    78,544
          Thereafter             433,248
                             ------------

                                 766,525

          Current  portion       (55,867)
                             ------------

          Long-term  portion $   710,658
                             ============


NOTE  9  -  INCOME  TAXES

     Deferred income taxes reflect the net tax effects of temporary difference in the carrying amounts of assets and liabilities for financial reporting and income tax reporting purposes. The Company's deferred tax assets are comprised of the following items:

                                                        1999          2000
                                                    ------------  ------------

  Net operating loss carryforward                   $ 1,851,300   $ 6,858,300
  Stock option compensation                                   -       842,100
  Impairment losses                                           -        76,000
  Other                                                       -       919,500
                                                    ------------  ------------
                                                      1,851,300     8,095,900
                                                    ------------  ------------
  Valuation allowance                                (1,851,300)   (8,095,900)
                                                    ------------  ------------
  Net deferred tax asset                            $         -   $         -
                                                    ============  ============


     At December 31, 1999 and 2000, the valuation allowance of $1,851,300 and $8,095,900 represent increases of $624,448 and $6,244,600, respectively, over the preceding year.

--------------------------------------------------------------------------------

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  9  -  INCOME  TAXES  (CONTINUED)

     Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 1999 and 2000 are:

                                                        1999          2000
                                                    ------------  ------------

  Federal tax benefit                                     (15.0)%       (34.0)%
  State tax benefit, net of federal tax                    (7.5)         (5.8)
  Change in valuation allowance on deferred taxes          22.5          66.8
  Change in effective rates on valuation allowance            -         (27.0)
                                                    ------------  ------------
                                                              - %           - %
                                                    ============  ============

     During the year ended December 31, 2000, the Company changed its estimated effective federal tax rate for the future reversal of temporary differences from 15% to 34%.

     The Company has approximately $17,000,000 of federal and state loss carryforwards available to reduce future federal and state tax liabilities which will begin to expire at various times starting 2013 and 2002, respectively.

     At December 31, 2000 net operating losses include a deduction of approximately $2,800,000 in excess of compensation expense recorded in the financial statements from the exercise of stock options. The recognition of the deferred tax benefit attributable to this amount will be credited to additional paid-in capital.

--------------------------------------------------------------------------------

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  10  -CAPITAL  TRANSACTIONS

     STOCK OPTION PLANS - The Company has an incentive stock option plan. The options granted under the plan are intended to qualify as incentive stock options under existing tax regulations. In addition, the Company has issued non-qualified stock options to employees, members of the Board of Directors, consultants and vendors. Non-qualified options issued to employees and Directors are valued under the intrinsic-value method in accordance with APB No.
25. Options issued to consultants and vendors are valued based on the fair value of the considerations received or the fair value of the equity instrument issued, whichever is more reliably determinable.

     For the year ended December 31, 1999 and 2000, the Company has recognized compensation expense of $211,898 and $760,080, respectively, for stock-based awards issued to employees and Directors under APB No. 25. For the year ended December 31, 1999 and 2000, the Company has recorded consulting fees expense of $537,054 and $225,771, respectively, for stock-based awards issued to consultants under SFAS 123.

     The following table summarizes the activity of incentive and non-qualified stock options for the years ended December 31, 1999 and 2000:

                                      Outstanding Options
                                 ----------------------------
                                   Number     Exercise Price
                                 -----------  ---------------
     Balance, December 31, 1998   3,545,000   $          0.25
     Granted                      2,748,023              0.65
     Exercised                      (15,000)             0.25
                                 -----------  ---------------

     Balance, December 31, 1999   6,278,023              0.43
     Granted                      1,673,011              2.20
     Exercised                   (1,231,851)             0.59
                                 -----------  ---------------

     Balance, December 31, 2000   6,719,183   $          0.84
                                 ===========  ===============

     The following summarizes information about stock options outstanding at December 31, 2000:

                   =========================================================
Range of exercise    Number          Weighted average       Weighted average
     Prices        outstanding  remaining contractual life   exercise price
-----------------  -----------  --------------------------  ----------------
     $0.25           3,177,987          8.00 years          $          0.25
 $0.26 - $1.00       2,669,998          3.74 years                     0.69
 $1.01 - $8.82         871,198          4.71 years                     3.44
                   -----------
                     6,719,183          5.88 years          $          0.84
                   ===========  ==========================  ================


--------------------------------------------------------------------------------

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  10  -CAPITAL  TRANSACTIONS  (CONTINUED)

     Had compensation cost for the Company's options granted been determined consistent with SFAS 123, the Company's net loss and loss per share would be affected as follows:

                     Year Ended December 31
                 ---------------------------
                     1999          2000
                 ------------  -------------
Net loss
  As reported    $(3,587,473)  $ (7,654,093)
                 ============  =============
  Pro Forma      $(4,232,943)  $(10,797,799)
                 ============  =============

Loss per share:
  As reported    $      (.25)  $       (.32)
                 ============  =============
  Pro Forma      $      (.29)  $       (.45)
                 ============  =============

     The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The following is the average of the data used to calculate the fair value:


     Risk-free                        Expected      Expected
   interest rate    Expected life    volatility     dividends
  ----------------  ---------------  -----------  ----------------
   4.98% - 6.65%       5 years       104% - 206%        N/A


STOCK WARRANTS -The following table summarizes the activity in common shares subject to warrants:

                              Outstanding warrants
                            --------------------------
                              Shares      Price range
                            -----------  -------------
Balance, December 31, 1998     380,634   $0.75 - $2.00
Granted                      3,208,009     0.40 - 0.78
Exercised                   (1,203,337)    0.25 - 0.63
Forfeited                     (110,000)    0.75 - 1.50
                            -----------  -------------

Balance, December 31, 1999   2,275,306     0.40 - 2.00
Granted                      2,400,000     0.25 - 2.90
Exercised                   (2,185,306)    0.40 - 0.75
                            -----------  -------------

Balance, December 31, 2000   2,490,000   $0.25 - $2.90
                            ===========  =============


--------------------------------------------------------------------------------

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  11  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The Company has used market information for similar instruments and applied judgment to estimated fair values of financial instruments. At December 31, 2000, the fair values of cash, accounts receivable, and accounts payable approximated carrying values based on the short maturity of these items. The fair value of long-term debt approximates carrying value based on current rates at which the Company could borrow funds with similar remaining maturities.


NOTE     12     -     SEGMENT  INFORMATION

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because each operating segment represents a strategic business unit whose function and purpose differs from the other segments.

     The Company's reportable operating segments include the hydrogen fuel cell division located in Wisconsin and the hydrogen sensor operations located in California. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based operations.

December 31, 2000              Hydrogen fuel cells  Hydrogen sensors  Corporate     Total
-----------------------------  -------------------  ----------------  ----------  ----------
Total sales                    $           350,468  $        611,083  $        -  $  961,551
Property and equipment, net    $           321,881  $        102,257  $1,938,219  $2,362,357
Depreciation and amortization  $            86,946  $         18,997  $   97,910  $  203,853
Capital expenditures           $           339,108  $         75,378  $1,959,146  $2,373,632

NOTE  13  -  CONCENTRATIONS  OF  CREDIT  RISK

     Sales to a major customer were $269,000, or 28% of the total sales during the year ended December 31, 2000. The outstanding receivable balance from this customer was $72,000 at December 31, 2000. The outstanding receivable balance from a major customer was $129,955 at December 31, 1999.

--------------------------------------------------------------------------------

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES

     LEASES - The Company leases various operating facilities expiring through 2002. Certain leases contain renewal options from 2 to 10 years and escalation based primarily on the consumer price index. Minimum annual payments under noncancellable operating leases for future years ending December 31 are:

          2001                    $     62,006
          2002                          25,252
                                  ------------

                                  $     87,258
                                  ============

     Rent expense for the years ended December 31, 1999, and 2000 amounted to $50,608, and $96,692, respectively.

     EMPLOYMENT AGREEMENTS - The Company currently has employment agreements with its Vice President, Technology and Planning and Executive Vice President of Business Operations, providing for an annual salary of $350,000 each.

     LITIGATION - On December 31, 2000 the Company was involved in litigation with a corporate marketing resource company who alleged breach of contract. Subsequent to year-end the Company settled this matter. As of December 31, 2000 the full amount of the settlement was accrued.


NOTE  15  -  EMPLOYEE  BENEFIT  PLAN

     Effective January 1, 2000, the Company adopted a 401K profit-sharing/savings plan that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions and related earnings are always fully vested. Matching contributions by the Company are discretionary. Company matching contributions amounted to $56,081 for the year ended December 31, 2000.

NOTE  16  -  SUBSEQUENT  EVENTS

     Subsequent to year end the Company received approximately $1,853,000 from private placements of DCH Technology, Inc. common stock and from exercises of options and warrants.


--------------------------------------------------------------------------------

                                    PART III.
                                    ---------

                                     ITEM 8.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.


                                     ITEM 9.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS,  EXECUTIVE  OFFICERS  AND  KEY  EMPLOYEES

     The following table sets forth certain information, as of December 31, 2000, concerning our executive officers, directors and key employees:

NAME                         AGE  POSITION(S)

David P. Haberman             39  Chairman of the Board of Directors and Vice
                                  President, Technology and Planning
Dr. Johan (Hans) Friedericy   71  Interim President and CEO and Director
David A. Walker               43  Executive Vice President of Business Operations and
                                  Director
Ronald L. Ilsley              59  Chief Financial Officer
Stephanie L. Hoffman          43  Vice President and General Manager, Fuel Cell
                                  Division
Steven A. Huenemeier          52  Vice President and General Manager, Sensor
                                  Division
Mark Lezell                   53  Director
Daniel Teran                  47  Director
Robert S. Walker              58  Director
Raymond N. Winkel             72  Director

     DAVID P. HABERMAN is the Chairman of our Board of Directors and has served in that capacity and as Vice President, Technology and Planning since co-founding DCH with David A. Walker in November 1994. Mr. Haberman served as an engineering consultant at CBOL Corporation between 1993 and 1994 and served in various technical capacities at the Astronautics Corporation of America from 1983 to 1993. He is an experienced applications engineer and has a background in the design and development of hardware. In addition, Mr. Haberman was elected to the Board of Directors of the National Hydrogen Association in April 1999 and previously served on that Board between 1996 and 1998. Since October 1998, Mr. Haberman has also served as a member of the Hydrogen Technical Advisory Panel, which reports to Congress on hydrogen-related issues. Mr. Haberman also serves as an American delegate to the International Standards Organization (ISO) on hydrogen safety.

     DAVID A. WALKER has served as Vice President, Operations of DCH since April 1999. Prior to that, he served as Vice President, Operations of DCH since co-founding DCH with David P. Haberman in November 1994. From April 1999 to June 2000, he also served as President. In addition, he served on the Board of Directors from the inception of DCH through May 1997, and has served on the current Board since January 1999. Mr. Walker also worked as an independent management consultant for the Management Resource Group and the George S. May International Company between January 1990 and November 1994. Between 1981 and 1990, he served in various management capacities for Rockwell International. He is a member of the American Society for Quality, the American Management Association, a Certified Quality Auditor and Certified Management Consultant. Mr. Walker holds a B.S. degree in Business Administration from California Baptist College and a M.S. degree in Human Resource Management from Chapman
University.  Mr.  Walker  is  no  relation  to  Board  Member  Robert S. Walker.

     DR. JOHAN (HANS) FRIEDERICY has been a member of our Board of Directors since April 2000 and was appointed Interim President and CEO in June 2000.
Prior to joining DCH, Dr Friedericy held the position as Director of Research and Technology for Defense and Space at Honeywell International's Washington office, having served in this capacity since January 1989. Dr. Friedericy began his career with Honeywell International when he joined the Garrett Corporation, later AlliedSignal, in 1968. Over the years, Dr. Friedericy has been responsible for the technical and administrative direction of all phases of a 500-person engineering and laboratory department, including design, development, program management, sales and product support, as well as being responsible for technology planning and transfer. A graduate of the University of Illinois, he received his Ph.D. in Applied Mechanics from the University of Illinois in 1960. Dr. Friedericy has 30 publications and seven patents to his credit, and is a member of Sigma Xi and SAE and is currently listed in American Men of Science. Dr. Friedericy is a founding member of the National Hydrogen Association.

     RONALD  L.  ILSLEY  has  served  as  our  Chief Financial Officer since his appointment in August 2000. Mr. Ilsley joined DCH from his position of Chairman, Chief Financial Officer, and Director of Ceatech USA Inc., a successful, technology-based aquaculture company supplying food products to domestic and international markets. In this role he provided hands-on operating and financial leadership with responsibility for audits, shareholder relations, corporate finance, treasury, tax, accounting, management information systems, and risk management. Prior to this, he served as Vice President & Chief Financial Officer of Chemoil Corp., the largest independent integrated supplier of marine fuels in the U.S., with substantial international operations. His responsibilities have also included serving as Treasurer and Director of Finance for Santa Fe International Corporation, a multinational energy company; and as Senior Vice President & Manager, National Corporate Group, for the European American Bank.

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

She is a member of the Society of Automotive Engineers, the Society for Competitive Intelligence Professionals and has served on the Steering Committee for Advanced Automotive Electrical/Electronic Systems with Daimler Chrysler, BMW, Ford, GM and Volvo. In 1980, Ms. Hoffman received her B.A. in General Studies from Luther College. Ms. Hoffman also holds a certificate of completion in General Business Management from Northwestern University's Kellogg School of Business and has attended executive business courses at the University of Chicago School of Business, the University of Michigan Business School and California Institute of Technology.

     STEVEN A. HUENEMEIER has served as Vice President and General Manager of our sensors division since his appointment in March of 2000. Prior to joining DCH in March 2000, Mr. Huenemeier was President of R.J. Lison Co., a regional distributor of industrial equipment from 1987 to 1999. Throughout his career, Mr. Huenemeier has held several top management positions in which he was responsible for establishing and overseeing business operations. Mr. Huenemeier holds a BA degree in Business Administration and also holds several network related certifications including Microsoft Certified Systems Engineer (MCSE), Microsoft Certified Professional (MCP)+ Internet, and CISCO Certified Network Associate (CCNA).

     MARK LEZELL has served as a member of our Board of Directors since November 2000. Mr. Lezell is a partner in the Washington, D.C. office of the law firm of Ropes & Gray. Since 1976, Mr. Lezell has been in private practice as an attorney, with a domestic and international business practice emphasizing assisting e-commerce and related high technology entities doing business in the United States. He has been involved in the planning, counseling, structuring and negotiating of a variety of emerging technologies and business ventures involving limited liability companies, partnerships, corporations and other entities. Mr. Lezell also has assisted clients in various transactions including initial financings, acquisitions, dispositions, financing workouts and joint ventures, and has represented issuers, underwriters and purchasers in public and private securities offerings. He obtained his undergraduate degree from Michigan State University (B.A. 1969), his law degree from American University - Washington College of Law (J.D. 1973) and his Master of Laws degree in Taxation from Georgetown University School of Law in 1976. Mr. Lezell is the brother-in-law of David P. Haberman.

     DANIEL TERAN has served as a member of our Board of Directors since December 1997. Mr. Teran is a Certified Public Accountant licensed in the state of California and has had his own practice in the City of Los Alamitos in Orange County since July 1989. He offers services in accounting, systems setup and design and taxation. He also provides tax planning and tax return preparation for individuals and businesses, and represents clients in audits with the Internal Revenue Service and the California Franchise Tax Board. Prior to July 1989, he worked as Chief Financial Officer for the Stephen Hopkins Development Company (a shopping center developer) and as Controller for NRC Construction Company. He also served as an auditor for Seidman and Seidman (a large national public accounting firm). He is an active member of the American Institute of Certified Public Accountants and the California Society of Certified Public
Accountants, and has served on various committees within these professional organizations. He received a B.S. degree in Accounting from California State University at Long Beach.

     ROBERT  S.  WALKER  has  served as a member of our Board of Directors since
January 1999. Mr. Walker has served as President of the Wexler Group, a Washington D.C.-based lobbying firm, since his retirement from Congress in 1997 where he had served as a representative from Pennsylvania since 1977. During his tenure in the House, he authored the Hydrogen Future Act of 1996 and served as Chairman of the House Science Committee. Also, he served as Vice Chairman of the Budget Committee, Chairman of the Republican Leadership, Chief Deputy Minority Whip, and a member of Speaker Newt Gingrich's six person Advisory Group. For many years, he was an active and influential member of the Republican majority in Congress. Mr. Walker also serves on the Board of Trustees of the Aerospace Corporation, the United States Space Science Foundation, and the Susquehana Center for Public Policy. He is also a member of the Advisory Board for the Imax Corporation. He is a fellow at Millersville University and Franklin and Marshall College, and serves as a regular academic lecturer. In addition, he continues to be a frequent guest on CNBC's "Hardball," PBS's "The Lehrer Newshour," and other C-SPAN, CNN, FOX and MSNBC programs. Mr. Walker began his career as a high school teacher and congressional aide. He received a B.S.
degree in Education from Millersville University, an M.A. degree in Political Science from the University of Delaware and an Honorary Doctor of Laws from Franklin and Marshall College. Mr. Walker is no relation to David A. Walker.

     RAYMOND N. WINKEL, a retired US Navy Rear Admiral, has served as a member of our Board of Directors since December 1996. He served as Vice President of Programs for Astronautics Corporation of America in Milwaukee, Wisconsin from 1984 until his retirement in 1995. Prior to this, he was Vice President of the Telephonics Corporation between 1980 to 1983. However, the majority of his career was spent in the United States Navy, working his was up as one of the few enlisted men to ever reach flag Rank. Admiral Winkel joined the Navy in 1947, flew the four engine P4Y2 Privateer Anti-Submarine Warfare Aircraft during the Korean War and later served in several important capacities until joining the Naval Air Systems Command in Washington in 1971. Admiral Winkel has been awarded the Air Medal, the Naval Aviator's Gold Wings, the Legion of Merit, the Presidential Meritorious Service Medal, the Secretary of the Navy Commendation Medal, the Good Conduct Medal, the National Defense Service Medal (with the
Bronze  Star),  the  China  Service Medal, the Korean Presidential Unit Citation
Ribbon and a number of other medals and citations. Adm. Winkel earned a B.S. degree at Naval Post Graduate School in Monterey, California, a M.S. degree from Villanova University, and graduated from the Advanced Management Program at Harvard University.

     Effective March 1, 2001, we have appointed John T. Donohue to serve as our President and Chief Executive Officer. We are currently discussing with Mr. Donohue the terms of his employment agreement; we anticipate that such contract will contain, among other provisions, terms dealing with a change of control of DCH.

     All of our officers serve at the discretion of the Board of Directors. Directors serve until the next annual meeting of our shareholders, or until their successors have been duly elected and qualified.

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

     The Audit Committee is chaired by Daniel Teran. Raymond N.Winkel and Robert
S. Walker also serve as members of the Committee. The Audit Committee oversees our financial reporting processes and is responsible for reviewing our financial condition.

     The Legal Committee is chaired by Mark Lezall. Daniel Teran also serves on the Committee. The Legal Committee is responsible for monitoring changes in the law that may be applicable to DCH, and for supervising the activities of our outside legal counsel.

     The Public Policy Committee is chaired by Robert S. Walker. David P. Haberman and Raymond N. Winkel serve as the other members of the Committee. The Public Policy Committee is responsible for monitoring and reporting on activity occurring in government relating to hydrogen and other matters that could affect us, our products and/or our marketing strategies.

     The Technical Committee is chaired by Raymond N. Winkel. David P. Haberman and Dr. Johan (Hans) Friedericy also serve as members of the Committee. The Technical Committee examines new and existing technologies and renders advice to us regarding potential products based on those technologies.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE.

     Section 16 of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of 10% or more of our common stock to file reports of ownership (Form 3) and changes in ownership (Forms 4 and 5) with the SEC and to furnish us with copies of all such forms which they file with the SEC. During 2000, David Haberman and William Firestone (a former Director of
DCH) did not timely file a Form 4. Subsequently, all required Form 4s were filed by the previously named individuals. In making the foregoing disclosure, we have relied solely on our review of copies of forms filed by such persons with the SEC.

                                    ITEM 10.

                             EXECUTIVE COMPENSATION

EXECUTIVE  COMPENSATION  SUMMARY

     The following table provides compensation information for the period indicated with respect to the persons who served as our Chief Executive Officers for the years ended December 31, 2000, 1999 and 1998, and all other executive officers of DCH receiving total salary and bonus in excess of $100,000 during the years ended December 31, 2000, 1999 and 1998 (collectively, the "Named Executive Officers"):

                                      SUMMARY COMPENSATION TABLE

                       ANNUAL  COMPENSATION                 LONG-TERM COMPENSATION
                   ---------------------------  --------------------------------------------
NAME AND           YEAR  SALARY ($)  BONUS ($)      RESTRICTED          NUMBER OF SECURITIES
PRINCIPAL                                          STOCK AWARDS ($)     UNDERLYING WARRANTS/
POSITION                                                                    OPTIONS (#)
-----------------  ----  ----------  ---------  ---------------------  ---------------------

Dr. Johan (Hans)    2000          -           -                     -                 35,077
Friedericy,
Chief Executive
Officer (1)
-----------------  ----  ----------  ---------  ---------------------  ---------------------
David A. Walker,   2000    218,615           -                      -                      -
Vice President     1999       - (2)          -                      -                      -
                   1998          -           -                      -                363,000
-----------------  ----  ----------  ---------  ---------------------  ---------------------
David Haberman     2000      7,692           -                167,500                      -
                   1999          -           -                      -                      -
                   1998                                             -                364,000
-----------------  ----  ----------  ---------  ---------------------  ---------------------
Dr. William L.     1999          -           -                      -                675,000
Firestone (3)      1998          -           -                      -                393,000

(1)     Mr.  Friedericy  became  our  Chief  Executive  Officer  in  March 2000.
(2) Mr. Walker served as our Chief Executive Officer from April 1999 to March 2000. He received $10,563 during the year ended December 31, 1999 as reimbursement for automobile expenses.
(3)     Dr.  Firestone  resigned  as  our Chief Executive Officer in April 1999.

EMPLOYMENT  AGREEMENTS

     We currently have employment agreements with each of David P. Haberman, David A. Walker and Dr. Johan (Hans) Friedericy, our Chairman and Vice
President, Technology and Planning, Executive Vice President of Business Operations, and Chief Operating Officer, respectively. Each employment agreement commenced on January 1, 2001 and terminates on January 1, 2002. The agreements for Messrs. Haberman and Walker provide for an annual base salary of $350,000 and the equivalent of $162,500 per quarter payable in stock options in accordance with our existing stock option plan. Each of Messrs. Haberman's and Walker's employment agreements also provides for an incentive bonus equal to one percent of our adjusted annual net profits for the prior fiscal year, commencing with fiscal 2000. No bonus was earned for the year ended December 31, 2000. Dr. Friedericy's employment agreement provides for an annual base salary of $60,000 and the equivalent of $90,000 in non-qualified stock options; it further provides for additional equity compensation to be determined upon the achievement of certain quarterly financial milestones. None of the employment agreements provides for additional payments upon a change in control.

FISCAL  YEAR  OPTION  GRANTS

     In the year ended December 31, 2000, the only Named Executive Officer to receive a grant of stock options was Dr. Johan (Hans) Friedericy, our Chief Executive Officer, who received options to purchase an aggregate of 35,077 shares of common stock at exercise prices ranging from $1.50 per share to $5.81 per share. All of these options vested immediately upon grant. During this same year, we granted other officers, employees and consultants options to purchase an aggregate of 1,673,011 shares of our common stock.

FISCAL  YEAR  OPTION  EXERCISES  AND  FISCAL  YEAR-END  OPTION  VALUES

     Shown below is information regarding options exercised by the Named Executive Officers during the year ended December 31, 2000, and unexercised stock options held by the Named Executive Officers at December 31, 2000.


            AGGREGATE OPTION EXERCISES IN 2000 AND YEAR END OPTION VALUES
            -------------------------------------------------------------

NAME        Shares       Value        Number of Unexercised       Value of Unexercised In-the-
            Acquired On  Realized($)  Options at Year End(#)      Money Options at Year
            Exercise (#)                                          End($)(1)
                                      --------------------------  --------------------------
                                      Exercisable  Unexercisable  Exercisable  Unexercisable
----------  -----------  -----------  -----------  -------------  -----------  -------------
David A.     152,013     170,160       1,197,987              -    1,497,484              -
Walker
----------  -----------  -----------  -----------  -------------  -----------  -------------
David        100,000     266,250       1,205,000              -    1,506,250              -
Haberman
----------  -----------  -----------  -----------  -------------  -----------  -------------
Dr. Johan         -        -              35,077              -            -              -
(Hans)
Friedericy

(1)     Based  on a per share fair market value of our common stock equal to $1.50 at
December 31, 2000, the closing price for our common stock on that date as reported by various  market  makers  for  our  common  stock  on  the  American  Stock  Exchange.

DIRECTOR  COMPENSATION

     Compensation for members of the Board of Directors (regardless of whether such members are employees of DCH) is as follows:

For serving on the Board of Directors, $10,000 per year;
For each  Board meeting, $2,000;
For chairing  a committee, $2,000;
For serving on a committee, $2,000; and For each working committee meeting, $2,000

     At our option, the above compensation, payable at the end of the year, may be paid in cash or in options to purchase shares of our common stock.

     In addition, each non-employee director receives reimbursement for the expenses that he incurs in traveling to meetings of the Board of Directors or any of its committees.

                                    ITEM 11.

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2001, (i) by each director of DCH; (ii) by each person known by DCH to own beneficially more than five percent of our common stock; (iii) by the executive officers named in the Summary Compensation Table set forth in "Executive Compensation" and (iv) by all directors and executive officers of DCH as a group.

     Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own. The address of all persons listed below is c/o DCH Technology, Inc. 27811 Avenue Hopkins, #6, Valencia, California 91355.

     The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting or investment power and also any shares which the individual has the right to acquire within 60 days after February 28, 2001. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person named in the table has sole voting and investment power (or shares such power with his or her spouse) with respect to all shares of common stock listed as owned by such person. The total number of outstanding shares of common stock at February 28, 2001 is 27,864,596.

NAME AND ADDRESS OF BENEFICIAL     AMOUNT AND NATURE   PERCENT OF
OWNER                                OF BENEFICIAL       CLASS
                                      OWNERSHIP (1)
EXECUTIVE OFFICERS AND
DIRECTORS:
---------------------------------  ------------------  -----------
David A. Walker                             1,083,738        3.89%
David P. Haberman                           2,116,331        7.28%
Dr. Johan (Hans) Friedericy                    35,077           *
Mark Lezell                                         -           *
Daniel Teran                                  169,422           *
Robert S. Walker                              142,928           *
Raymond Winkel                                248,540           *
All executive officers and                  4,169,349        13.6%
Directors as a group (10 persons)

*    Less  than  one  percent.

     The shares listed as owned by David A. Walker include 735,987 shares of common stock issuable to him pursuant to option exercisable on or within 60 days of February 28, 2001.

     The shares listed as owned by David P. Haberman include 1,205,000 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 28, 2001.

     The shares listed as owned by Dr. Johan (Hans) Friedericy include 35.077 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 28, 2001.

     The shares listed as owned by Daniel Teran include 149,422 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 28, 2001.

     The shares listed as owned by Robert S. Walker include 142,928 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 28, 2001.

     The shares listed as owned by Raymond Winkel include 66,715 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 28, 2001.

     The shares listed as owned by all executive officers and directors include an aggregate of 2,694,942 shares of common stock issuable to them pursuant to options exercisable on or within 60 days of February 28, 2001.

                                    ITEM 12.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In the year ended December 31, 2000, we granted Dr. Johan (Hans) Friedericy, our Chief Executive Officer, options to purchase an aggregate of 35,077 shares of common stock at exercise prices ranging from $1.50 per share to $5.81 per share. All of these options vested immediately upon grant.

     In the year ended December 31, 2001, we also granted options to purchase shares of our common stock to certain of our officers and directors as consideration for services performed during 2000 and 1999. All of these options were fully vested on the date of grant, and are set forth below:

Name                         Options Granted          Excise Price(s)
-------                      for Services in          ---------------
                               Fiscal Year
                             ---------------
                             2000       1999
                             ----       ----

Ronald Ilsley                16,815        -           $3.04 - $4.51
Stephanie Hoffman            38,005        -           $3.04 - $6.10
Steven Huenemeier            39,318        -           $3.04 - $8.82
Daniel Teran                 76,204   93,218           $0.72 - $5.67
William Firestone (1)             -   73,000           $0.75 - $0.92
Randall Firestone (1)        73,000        -           $0.75 - $0.92
Raymond Winkel                    -   66,750           $0.75 - $0.92
Robert Walker                     -  142,928           $0.75 - $5.67

_______________________
(1)  William and Randall Firestone resigned as Board members in November 2000.

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


                                    ITEM 13.

                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

     Documents  filed  as  part  of  this  Report:

     1.     Financial  Statements.   The  following  financial statements of DCH
are included in a separate section of this Annual Report on Form 10-KSB commencing on the pages referenced below.

     2. Financial Statement Schedules. The financial statement schedules of DCH have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

     3. Exhibits. Except as indicated below, the following exhibits were filed with our Form 10-SB as amended on October 7, 1999, and are incorporated herein by reference:

Form 10-SB Exhibit No.     Description
----------------------     -----------

2.1 Articles of Incorporation of Connection Sports International, Inc., as amended. (1)

2.2                      Bylaws  of  DCH  Technology,  Inc.  (1)

3.1                      Agreement  and  Plan  of  Reorganization, dated May 28,
                         1997, by and among Connection Sports International, Inc., DCH Technology, Inc., a California corporation, and its shareholders. (1)

3.2                      Specimen certificate for the Registrant's common stock.
                         (1)

6.1 License Agreement, dated April 24, 1996, by and between Registrant and Sandia Corporation. (1)(2)

6.2 Limited Exclusive Field of Use Patent License Agreement, dated March 15, 1999, by and between Registrant and The Regents of the University of California. (1)(2)

6.3 Nonexclusive Field of Use Patent License Agreement, dated March 15, 1999, by and between Registrant and The Regents of the University of California. (1)(2)

6.4 LANL Modular CRADA Stevenson-Wydler Cooperative Research and Development Agreement No. LA98C10384, dated October 30, 1998, by and between Registrant and The Regents of the University of California. (1) (2)

6.5 Stevenson-Wydler Cooperative Research and Development Agreement No. ORNL 96-0454, dated September 26, 1996, as amended, by and between Registrant and Lockheed Martin Energy Research Corporation. (1)(2)

6.5(a) Amendment B to Cooperative Research and Development Agreement No. ORNL 96-0454. (1) (2)

6.6 Sole Commercial Patent License Agreement, dated September 26, 1996, by and between Registrant and Lockheed Martin Energy Research Corporation. (1) (2)

6.7 Exclusive License Agreement, effective as of May 15, 1998, by and between Registrant and Simon Fraser University. (1) (2)

6.8 Stevenson-Wydler Cooperative Research and Development Agreement, dated May 6, 1996, as amended, by and between  Amerisen  and  Midwest Research Institute. (1)
                         (2)

6.8(a)                    Modification  Number  3  to Cooperative Research and
                         Development  Agreement  No.  CRD-96-046.  (1)  (2)

6.9 Agency Agreement, dated January 18, 1999, by and between Registrant and Horiba, Ltd. (1)

6.10 Employment Agreement, dated December 31, 1994, by and between Registrant and David A. Walker. (1)

6.11 Employment Agreement, dated December 31, 1994, by and between Registrant and David P. Haberman. (1)

6.12 Limited Liability Company Operating Agreement, dated July 31, 1998, of Renewable Energies Group LLC. (1)

6.13                     Operating  Agreement  of  Infrasol  LLC, dated July 31,
                         1998.  (1)

6.14 Standard Industrial/Commercial Multi-Tenant Lease-Gross, dated April 28, 1998, by and between Registrant and Bradmore Realty Investment Company, Ltd.
                         (1)

6.15 Standard Industrial/Commercial Multi Tenant Lease-Gross, dated April 2, 1999, by and between Registrant and Valencia Gardens. (1)

6.16 Lease Agreement, dated as of April 22, 1999, by and between Registrant and Welton Family Limited Partnership. (1)

6.17                     Purchase and Sale Agreement and Joint Escrow
                         Instructions (3)

23.1                     Consent  of  Lucas,  Horsfall,  Murphy  &  Pindroh, LLP

23.2                     Consent  of  Moss  Adams, LLP


(1) Incorporated by reference from Registrant's Registration Statement on Form 10-SB (File No. 000-26957)

(2) Portions omitted pursuant to a request for confidentiality filed with the Commission.

(3) Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commision on June 9, 2000.

     4. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Valencia, State of California, on April 2, 2001.

DCH  TECHNOLOGY,  INC.


 /s/ John T. Donohue
-------------------------------------
John T. Donohue
President and Chief Executive Officer


     In accordance with the Exchange Act, this Annual Report on Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                            TITLE                        DATE
---------                            -----                        ----

/s/ John T. Donohue
------------------------------  President and Chief               April 2, 2001
John  T.  Donohue               Executive  Officer



/s/ Ronald L.  Ilsley
------------------------------  Vice President, Finance and       April 2, 2001
Ronald L. Ilsley                Chief  Financial  Officer
                                (principal accounting officer)


/s/ David  P.  Haberman
------------------------------  Chairman,  Executive  Vice        April 2, 2001
David  P.  Haberman             President  and  Director


/s/ David A. Walker
-------------------------------  Executive  Vice  President        April 2, 2001
David  A.  Walker                and  Director


/s/ Dr. Johan (Hans) Friedericy
-------------------------------  Chief Operating Officer           April 2, 2001
Dr. Johan (Hans) Friedericy      and  Director



-------------------------------  Director                          April 2, 2001
Mark  Lezell


/s/ Daniel  Teran
-------------------------------  Director                          April 2, 2001
Daniel  Teran

/s/ Robert S. Walker
-------------------------------  Director                          April 2, 2001
Robert  S.  Walker


/s/ Raymond N. Winkel
-------------------------------  Director                          April 2, 2001
Raymond  N.  Winkel