Form 10QSB
period 2001-03-31
DCH TECHNOLOGY INC
filed 2001-05-10
CIK 1061786

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  March  31,  2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from  ________  to  ________

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

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

     As of March 31, 2001 the issuer had 28,297,765 shares of common stock, $.01 par value per share, outstanding.

                              DCH TECHNOLOGY, INC.

                                    CONTENTS

                                                                        Page No.
                                                                        --------
PART  I  -  FINANCIAL  INFORMATION

   Item  1.     Financial  Statements

                Independent  Accountant's  Report                          F-1

                Consolidated  Balance  Sheets                              F-2

                Consolidated  Statements  of  Operations                   F-3

                Consolidated  Statements  of  Cash  Flows                  F-4

                Notes  to  Consolidated  Financial  Statements               5

   Item  2.     Management's  Discussion  and  Analysis  of  Financial
                Condition  and  Results  of  Operations                      7

   Item  3.     Quantitative  and  Qualitative  Disclosures  About
                Market  Risk                                                17

PART  II  -  OTHER  INFORMATION

   Item  1.     Legal  Proceedings                                          18

   Item  2.     Changes  in  Securities  and  Use  of  Proceeds             18

   Item  3.     Defaults  Upon  Senior  Securities                          18

   Item  4.     Submission of Matters to a Vote of Security Holders         18

   Item  5.     Other  Information                                          18

   Item  6.     Exhibits  and  Reports  on  Form  8-K

SIGNATURES

INDEX  TO  EXHIBITS

PART  I.  FINANCIAL  INFORMATION

                         Independent Accountant's Report


Board  of  Directors  and  Shareholders
DCH  Technology,  Inc.

We have reviewed the accompanying consolidated balance sheet of DCH Technology, Inc. and subsidiary as of March 31, 2001 and the related consolidated statements of operations and cash flows for the three month period then ended. These financial statements are the responsibility of DCH Technology, Inc. management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of DCH Technology, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 6, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/  Moss  Adams  LLP

Los  Angeles,  California
April  23,  2001

                         DCH Technology, Inc. and Subsidiaries
                              CONSOLIDATED BALANCE SHEETS


                                        ASSETS

                                                          MARCH 31,     DECEMBER 31,
                                                            2001            2000
                                                        -------------  --------------
CURRENT ASSETS                                           (UNAUDITED)
   Cash and cash equivalents                            $    133,054   $      75,300
   Accounts receivable, net of allowances                    187,125         175,047
   Inventory                                                 453,013         528,816
   Prepaid expenses                                           34,223          84,261
   Other receivable                                           13,029          17,076
                                                        -------------  --------------

     TOTAL CURRENT ASSETS                                    820,445         880,500

 PROPERTY AND EQUIPMENT, net                               2,396,517       2,362,357

 OTHER ASSETS
   Intangible assets, net of accumulated amortization        134,816         134,536
   Restricted cash deposit                                   700,000         700,000
   Investments with no readily determinable fair value        25,000          25,000
   Investment in joint venture                                37,716          41,623
   Marketing and leased asset, net                           169,023               -
   Other                                                       9,071          10,190
                                                        -------------  --------------

     TOTAL OTHER ASSETS                                    1,075,626         911,349
                                                        -------------  --------------

                                                        $  4,292,588   $   4,154,206
                                                        =============  ==============


 LIABILITIES AND STOCKHOLDERS' EQUITY


 CURRENT LIABILITIES
   Accounts payable                                     $    402,606   $     659,053
   Accrued expense                                            45,559         427,563
   Accrued compensation                                      253,391         728,805
   Current portion of note payable                            56,815          55,867
   Current portion of capital lease obligations               17,268          14,623
   Unearned revenue                                          100,000               -
   Other                                                       3,455               -
                                                        -------------  --------------

     TOTAL CURRENT LIABILITIES                               879,094       1,885,911

 LONG TERM LIABILITIES, net of current portion
   Note payable                                              696,058         710,658
   Capital lease obligations                                   8,981          14,662
                                                        -------------  --------------

     TOTAL LIABILTIES                                      1,584,132       2,611,231

 STOCKHOLDERS' EQUITY
   Preferred stock, $0.10 par value
     5,000,000 shares authorized,
     no shares issued and outstanding                              -               -

   Common stock, $0.01 par value,
     50,000,000 shares authorized,
     28,297,765 and 25,560,616 shares
     issued and outstanding                                  282,978         255,606

   Additional paid-in-capital                             21,858,327      17,631,900
   Investment in limited liability companies                 (64,554)        (68,714)
   Other comprehensive loss                                   (7,228)         (3,320)
   Accumulated deficit                                   (19,361,067)    (16,272,497)
                                                        -------------  --------------

     TOTAL STOCKHOLDERS' EQUITY                            2,708,456       1,542,975
                                                        -------------  --------------

                                                        $  4,292,588   $   4,154,206
                                                        =============  ==============

    The accompanying notes are an integral part of these financial statements

                      DCH Technology, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH  31,
                                                  --------------------------
                                                      2001          2000
                                                  ------------  ------------
                                                   (UNAUDITED)   (UNAUDITED)
Sales                                             $   188,751   $   310,675

Cost of goods sold                                    103,196       157,683
                                                  ------------  ------------

Gross profit                                           85,555       152,992


Operating expenses:
   Selling, general and administrative expenses     2,298,098     1,260,207
   Depreciation and amortization                       97,198        27,766
   Research and development                           794,709       266,175
                                                  ------------  ------------

   Total operating expenses                         3,190,006     1,554,148
                                                  ------------  ------------

     Loss from operations                          (3,104,451)   (1,401,156)

Other income, net                                      15,880        18,939
                                                  ------------  ------------

Net loss                                           (3,088,571)   (1,382,217)

Other comprehensive loss
   Foreign currency translation adjustments            (3,908)            -
                                                  ------------  ------------

   Comprehensive loss                             $(3,092,478)  $(1,382,217)
                                                  ============  ============

Net loss per share
   Basic                                          $     (0.11)  $     (0.07)
                                                  ============  ============

   Diluted                                        $     (0.11)  $     (0.07)
                                                  ============  ============

Weighted average shares outstanding                27,579,427    20,458,047
                                                  ============  ============

    The accompanying notes are an integral part of these financial statements

                                   DCH Technology, Inc. and Subsidiaries
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            FOR THE THREE MONTHS ENDED
                                                                                   MARCH  31,
                                                                          ---------------------------
                                                                               2001         2000
                                                                          ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES                                       (UNAUDITED)   (UNAUDITED)

   Net loss                                                               $(3,088,571)   $(1,382,217)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
      Depreciation and amortization                                            97,198         27,766
      Gain on disposal of equipment                                            (2,019)             -
      Issuance of stock, warrants and options for services                  1,558,913        535,620
     Loss from investment in partnerships and joint venture                     4,160              -
   Change in assets and liabilities:
     Accounts receivable, net allowance                                       (12,078)      (282,557)
     Inventory                                                               (124,660)       (24,836)
     Prepaid expenses                                                          50,038       (255,660)
     Other receivables                                                         10,134        (90,625)
     Accounts payable                                                        (256,447)      (138,780)
     Other current liabilities                                                  3,455              -
     Unearned revenue                                                         100,000              -
     Accrued expenses                                                         189,727        (58,081)
     Accrued compensation                                                    (475,414)         2,469
                                                                          ------------  -------------

     NET CASH USED IN OPERATING ACTIVITIES                                 (1,945,564)    (1,666,901)

CASH FLOWS FROM INVESTING ACTIVITIES
   Deposits made for equipment                                                  1,119              -
   Purchase of licenses and intellectual property                              (9,619)             -
   Purchase of property and equipment                                         (88,561)      (103,193)
                                                                          ------------  -------------

     NET CASH USED IN INVESTING ACTIVITIES                                    (97,061)      (103,193)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock and warrants                          1,702,500      3,860,000
   Principal payments on capital leases                                        (3,036)        (3,297)
   Principal payments on long-term debt                                       (13,652)             -
   Proceeds from exercise of options and warrants                             414,567      1,093,160
   Proceeds from common stock subscriptions receivable                              -        131,000
                                                                          ------------  -------------

     NET CASH RECEIVED FROM FINANCING ACTIVITIES                            2,100,379      5,080,863
                                                                          ------------  -------------

NET INCREASE (DECREASE) IN CASH                                                57,754      3,310,769

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 75,300      1,193,084
                                                                          ------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   133,054   $  4,503,853
                                                                          ============  =============

Supplemental disclosure of cash flow information:

   Cash paid for

     Interest                                                             $    14,452   $     1,330
     Income taxes                                                                 350         1,950


Non-cash  transactions
     During the period ended March 31, 2001, accrued expenses of $571,731 was settled with the issuance of options

    The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. The consolidated balance sheet, statement of operations and cash flows at and for the periods ended March 31, 2001 have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2)  LOSS  PER  SHARE

     Loss per share of common stock is computed using the weighted average number of common shares outstanding during the period shown. Common stock equivalents were not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

(3)  INVENTORY

                              December 31, 2000  March 31, 2001
                              -----------------  --------------
      Raw Materials           $    393,158       $   288,167
      Work in Process              124,797           162,132
      Finished Goods                10,861             2,714
                              ------------       -----------
              Total           $    528,816       $   453,013
                              ============       ===========

(4)  INCOME  TAXES

     The Company records income taxes using an asset and liability method. Under this method, deferred Federal and State income tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax-reporting basis of assets and liabilities. At March 31, 2001 cumulative net operating losses, which have not been utilized for income tax reporting purposes amount to approximately $18,000,000 for both Federal and State. These losses may be carried-forward and used to offset future taxable income. Unused loss carry forward amounts will expire for Federal and State purposes starting 2013 and 2002, respectively. The deferred tax assets resulting from this loss carry forward is approximately $7,300,000. The entire amount of this deferred tax asset has been reserved and reduced to $-0- because of the uncertainty regarding the future utilization of the loss carry forward amounts.

(5)  RECLASSIFICATIONS

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

General
-------

     DCH (Diversified Commercial Hydrogen) Technologies, Inc. ("DCH"), is engaged in the acquisition, development and commercial exploitation of hydrogen-based technologies. Specifically, we concentrate on Proton Exchange Membrane ("PEM") fuel cells, hydrogen sensors and hydrogen safety.


     We seek out patented technologies in our focus areas, secure those patented technologies through licensing agreements with the patent holders and convert the technologies into viable products which we then produce and sell. We focus on technologies related to the use of hydrogen, primarily hydrogen gas sensors and fuel cells.


     We commenced initial production of our first hydrogen gas detector product line, the Robust Hydrogen Sensor product line, in November 1998, and currently offer eight hydrogen sensor products. We began to commercialize low power (up to 10 KW) fuel cells in 1998. In March 2000 we created a wholly-owned subsidiary, the Enable Fuel Cell Corporation, to focus on this market. We currently obtain our funding from private placements of equity securities and product sales. As production activity increases, and we fully implement our marketing strategies, we expect revenues from sales of products to increase as a proportion of our funding.

     On  August  10,  2000, our common stock began trading on the American Stock
Exchange  under  the  symbol  "DCH."

Hydrogen  Sensors
-----------------

     In the quarter ended April 30, 2001 we introduced our new hand-held hydrogen monitoring system, the H2scan(TM), and began shipments to various customers. This latest addition to our sensor product line is a significant step forward in both technology and capabilities. DCH's line of hydrogen specific sensors are making inroads into the semiconductor manufacturing and automotive markets where we are meeting our customers' needs with the greater capabilities that DCH can provide.

     During the first quarter we sold 12 hydrogen sensor systems to the automotive industry for evaluation as part of the safety systems for hydrogen powered cars. Our R&D efforts are continuing to work with the automotive industry to develop an effective and cost efficient sensor for that industry.

     We also finished the installation of the clean room at our facility located at 24832 Avenue Rockefeller, Valencia, CA. The purpose of the clean room is to support our advanced sensor development and full scale manufacturing operations. The clean room represents a significant step in ensuring significant growth in the sensor division and will help us meet the growing demand for hydrogen sensors. This is exemplified by the fact that we exceeded our sensor revenue goal of $171,000 by approximately $12,000 for the quarter.


Fuel  Cells
-----------

     On March 5, 2001, we signed an agreement with Skeljungur Ltd. (The Shell Oil Distributors in Iceland) under which Skeljungur Ltd will distribute our PEM fuel cells in Iceland as part of a six-month market opportunity assessment for ten 12-Watt portable fuel cells. Skeljungur Ltd. may then act as the distributor of Enable(TM) fuel cells to markets identified.

     We further signed an agreement with Icelandic New Energy (INE), a commercial consortum that includes several global and Iceland businesses, to provide hydrogen fuel to users of our fuel cells from a hydrogen depot the INE has constructed in Reykjavik. The depot will provide hydrogen at consumer pricing significantly less than that typically available from today's industrial and commercial vendors. INE's depot is a key part of their strategy to launch a hydrogen-based economy in Iceland.

     We shipped our second 3KW proton exchange membrane (PEM) fuel cell system to the Texas Natural Research and Conservation Committee (TNRCC) in Austin, Texas in January 2001. The unit was operated for a period of approximately two months as part of a demonstration of the use of the mobile 3KW fuel cell as an environmentally friendly system for powering air quality measuring equipment. We are now in the process of preparing the unit for a three months demonstration project with Unocal Corporation.

     Also, during the first quarter of 2001, we provided an additional 12-Watt fuel cell to the US Army Communications Electronics Command (CECOM) for continued testing and evaluation.

Results  of  Operations
-----------------------

Three  Months  Ended March 31, 2001, Compared With Three Months Ended  March 31,
--------------------------------------------------------------------------------
2000
----

     For the three months ended March 31, 2001, DCH had sales of $188,751 compared to sales of $310,675 for the three months ended March 31, 2000. The lower sales in the first quarter of 2001 in comparison to sales reported for the same period of the prior year, are as a result of a large non-recurring contract sale realized during the first quarter of 2000. The cost of products sold decreased to $103,196 for the three months ended March 31, 2001, compared to $157,683 for the three months ended March 31, 2000. In percentage terms, cost of goods sold represented 54% of total sales for the three months ended March 31, 2001, versus 50% for the same period in 2000.

     We incurred a loss from operations of $3,190,006 for the three months ended March 31, 2001, compared to a loss from operations of $1,554,148 for the three months ended March 31 2000. Selling, general and administrative expenses were $2,298,098 for the three months ended March 31 2001, compared to $1,260,207 for the comparable period in 2000.

     Included in selling, general and administrative expense was $1,558,913 of expense related to the issuance of approximately 50,000 shares of stock and approximately 900,000 stock options to employee and consultants in lieu of cash compensation. We issued these options in order to conserve cash for our operations, in accordance with an ongoing plan we implemented in the first quarter of 2001. We estimate that our use of stock options saved approximately $400,000 during the first quarter of 2000. As an incentive for employees accepting options in lieu of cash during first quarter of 2001, option strike prices were reduced which resulted in approximately $1,100,000 of additional compensation expense. Employees receiving these options have agreed to receive, in lieu of cash, a portion of their salaries in return for the options. In the quarter ended March 31, 2000, similar non-cash compensation equaled $535,620.

     In addition to options issued in lieu of cash compensation, we issued approximately 950,000 stock options for settlement of accrued liabilities and 4,000,000 of incentive stock options. The 4,000,000 incentive stock options issued vest based on predetermined stock prices and other conditions. None of these options were vested as March 31, 2001.

     Depreciation and amortization increased to $97,198 for the three months ended March 31, 2001, compared to $27,766 for the three months ended March 31, 2000, due to the purchase of the building located at 24832 Avenue Rockefeller, Valencia, CA and additional equipment to support our operations.

     We expensed a total of $794,709 on research and development during the three months ended March 31, 2001, compared to expenditures of $266,175 for the three months ended March 31, 2000. The majority of the increase of $528,534 in research and development expenses in 2001 was due to a greater focus on the commercialization and development of products, especially in our fuel cell operation.

     As a result of these factors, we incurred a net loss of $3,088,571 for the three months ended March 31, 2001 compared to a net loss of $1,382,217 for the three months ended March 31, 2000. We also had a foreign currency translation adjustment of $3,908 in the first quarter of 2001, resulting in a comprehensive loss of $3,092,478 for that period. Despite an increase in the number of shares outstanding during the period (we had 27,579,427 weighted average common shares outstanding for the three months ended March 31, 2001, as compared to 20,458,047 weighted average common shares outstanding for the comparable period in 2000), the net loss per share increased to $0.11 per share for the three months ended March 31, 2001, as compared to a loss of $0.07 per share for the comparable period in 2000.

Liquidity  and  Capital  Resources
----------------------------------

     We generated a total of $2,100,379 in net cash from financing activities for the three months ending March 31, 2001, as compared to net cash from financing activities of $5,080,863 generated during the comparable period in 2000. Substantially all of the financing activities for the quarter ended March 31, 2001 consisted of a private placement of common stock, supplemented by proceeds from the exercise of options.

     We utilized $1,945,564 of net cash for operating activities in the three months ended March 31, 2001, compared to the utilization of $1,666,901 of net cash for operating activities for the comparable period in 2000. The increase in net cash used for operating activities was primarily related to the growth of our product sales and operations during the period, including an increase in inventory and accounts receivable. We used $97,061 of net cash for investing activities in the three months ended March 31, 2001, compared to $103,193 of net cash for investing activities in the three months ended March 31, 2000. These funds were primarily used in both years to purchase production equipment and the acquisition of licenses for our sensor and fuel cell production.

     At March 31, 2001, we had $133,054 in unrestricted cash, compared to $75,300 in cash at December 31, 2000. We also had accounts receivable of $187,125 at March 31, 2001, compared to accounts receivable of $175,047 at December 31, 2000. Investment in inventory totaled $453,013 at March 31, 2001 versus $526,816 at December 31, 2000. The decrease in inventory is a result of inventory held at December 31, 2000 transferred to a leased asset and marketing demos recorded as other assets at March 31, 2001.

     DCH is dependent upon outside sources for equity capital to fund our operating requirements. We anticipate that a portion of our capital requirements for the balance of the period ending December 31, 2001 will be provided from external funding sources.

We are actively pursuing financing options with potential strategic investors. However, there is no assurance that we will be able to generate capital sufficient to meet these long-term needs. If we cannot meet these capital requirements, we may be able to extend the period for which available resources would prove adequate by not proceeding with planned major operation expansions and deferring planned staff increases.

Forward-Looking  Statements
---------------------------

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

WE  HAVE  A  HISTORY OF LOSSES, AND WE EXPECT LOSSES FOR THE FORESEEABLE FUTURE.

     Since our inception in November 1994, we have incurred substantial losses. Our comprehensive net loss equaled $3,092,478 for the three months ended March 31, 2001. For the year ended December 31, 2000 we had a net loss of $7,657,413. We had an accumulated deficit of $19,361,067 at March 31, 2001.

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

     Presently, our revenues are derived from sales of hydrogen sensors fuel cells, and fees for hydrogen safety services. We expect that the majority of our 2001 revenue will come from sales of our hydrogen sensor products, with lesser revenues from sales of our fuel cells and hydrogen safety services, respectively. In the event that 2001 sales of our hydrogen sensor products fail to meet our expectations, our business and financial condition could be impaired.

     Currently, five other products are under development, including three sensors and two hydrogen fuel cells. Our future financial performance is dependent, in significant part, upon the successful development, introduction and customer acceptance of new and enhanced versions of the Robust Hydrogen Sensor, other hydrogen sensors, our hydrogen fuel cell technologies and related new products that we may develop. We cannot assure you that we will be successful in upgrading the Robust Hydrogen Sensor or that we will successfully develop new products, or that any new product will achieve market acceptance.


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

     Fuel cell technologies are in their very early stages of commercialization. Like many new technologies they are characterized by rapidly evolving technological developments, quickly changing marketing and sales strategies, multiple and aggressive market participants, fluctuating demand, and uncertain market acceptance for products and services.

     Businesses and consumers remain uneducated about the benefits of alternative fuel sources. This lack of knowledge may delay the acceptance and penetration of our fuel cell products into markets that have historically been served by traditional fuel sources. Businesses and consumers also have the option of using other methods of alternative fuel generation, including carbonate, phosphoric acid, polymer electrolyte, or solid oxide fuel cells systems, as well as traditional fossil fuels such as oil and gasoline. These methods may maintain or even increase their acceptance to the detriment of our hydrogen fuel cell technology.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE HYDROGEN SENSOR AND FUEL CELL MARKETS.

     We compete in both the hydrogen sensor and fuel cell markets. We may not be able to compete successfully against current and future competitors in our markets. The markets in which we are engaged are new, rapidly evolving, and intensely competitive. We expect competition to intensify further in the future both from existing competitors and new market entrants. We believe that our ability to compete depends on many factors both within and beyond our control, including:

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

     We depend upon the continued services and performance of our executive officers and other key employees, particularly John Donohue, our President and Chief Executive Officer, Ronald Ilsley, our Chief Financial Officer, Dr. Johan
(Hans) Friedericy, our Chief Operating Officer, David A. Walker founder and Board of Directors member and David P. Haberman, our Chairman and Executive Vice President of Strategic Planning, Technology and Business Development. While we currently carry "key person" insurance on the lives of Messrs. Walker and Haberman, the proceeds of such insurance might not adequately compensate us for the loss of either of them. Competition for qualified personnel in technology, particularly in the fuel cell industry, is intense and we may not be able to retain or hire necessary personnel as a result of the highly specialized nature of our products. In addition, the amount of our limited working capital may impose compensation limitations on us that make it difficult to attract and hire necessary employees.

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

     DCH will be subject to various federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. We believe that we have obtained all necessary government permits and have been in substantial compliance with all of these applicable laws and regulations.

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

     In addition to the potential for product defects, hydrogen itself is a dangerous gas under certain circumstances. For example, hydrogen is highly explosive when it reaches concentrations in the air of greater than four percent provided an ignition source is present. The buoyant and highly dispersive nature of hydrogen gas provides challenges in the appropriate location of our sensors for effective hydrogen detection, but by its nature, makes it difficult to accumulate levels which reach 4% from leaks. However, an accidental explosion or fire from mishandling of our products or due to unforeseen circumstances may cause damage to our reputation, result in lost sales and revenues, or have other material and adverse effects on our business.

     We have not experienced any product liability claims to date. We may however, be subject to such claims in the future. A product liability claim brought against us could have a material and adverse effect on our business, results of operations or financial condition.


WE ARE HEAVILY RELIANT ON THIRD PARTIES FOR CERTAIN COMPONENTS AND ANY DELAYS, DEFECTS OR OTHER PROBLEMS IN SUPPLYING THESE COMPONENTS COULD ADVERSELY AFFECT OUR BUSINESS.

     Currently, our CMOS wafer process for the hydrogen sensor line is accomplished at Silicon Valley Sensors, Inc., in San Jose, California. We have purchased equipment from Honeywell, Inc. that will enable us to process the new wafers in-house commencing in the second quarter 2001. There can be no assurance that our manufacturing efforts will be successful or cost-effective. Our manufacturing partner ICCI fabricates electronic circuit boards for the Robust Hydrogen Sensor. Sensor casing and other hardware are fabricated by various small manufacturers. Although delays in the shipment and receipt of our component parts may occur, historically we have experienced only those delays that tend to occur in the normal course of business.

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

     Fuel cell technologies are in their very early stages of commercialization. Like many new technologies, they are characterized by rapidly evolving technological developments, quickly changing marketing and sales strategies, multiple and aggressive market participants, fluctuating demand, and uncertain market acceptance for products and services.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     Not  applicable.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     None

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

                                   DCH  TECHNOLOGY,  INC.


Date     May 10, 2001              By:  ____________________
                                   John  Donohue,
                                   President  &  CEO

                                   By: _____________________
                                   Ronald  Ilsley,
                                   Chief  Financial  Officer
                                   (Principal Accounting and
                                   Financial  Officer)