Form 10QSB
period 2001-06-30
DCH TECHNOLOGY INC
filed 2001-08-14
CIK 1061786

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  June  30,  2001


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of July 31, 2001, the issuer had 29,650,285 shares of common stock, $.01 par value per share, outstanding.

                              DCH TECHNOLOGY, INC.

                                    CONTENTS

                                                                        Page No.
                                                                        --------
PART  I  -  FINANCIAL  INFORMATION

   Item  1.     Financial  Statements

                Independent  Accountant's  Report

                Consolidated  Balance  Sheets

                Consolidated  Statements  of  Operations

                Consolidated  Statements  of  Cash  Flows

                Notes  to  Consolidated  Financial  Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item  3.     Quantitative  and  Qualitative  Disclosures  About
                Market  Risk

PART  II  -  OTHER  INFORMATION

   Item  1.     Legal  Proceedings

   Item  2.     Changes  in  Securities  and  Use  of  Proceeds

   Item  3.     Defaults  Upon  Senior  Securities

   Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

   Item  5.     Other  Information

   Item  6.     Exhibits  and  Reports  on  Form  8-K

SIGNATURES

PART  I.  FINANCIAL  INFORMATION



                         Independent Accountant's Report


Board  of  Directors  and  Shareholders
DCH  Technology,  Inc.

We have reviewed the accompanying consolidated balance sheet of DCH (Diversified Commercial Hydrogen) Technology, Inc. and subsidiary as of June 30, 2001 and the related consolidated statements of operations and cash flows for the six month period then ended. These financial statements are the responsibility of DCH Technology, Inc. management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of DCH Technology, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 6, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/  Moss  Adams  LLP

Los  Angeles,  California
July  19,  2001

                         DCH Technology, Inc. and Subsidiaries
                              CONSOLIDATED BALANCE SHEETS


                                        ASSETS

                                                          JUNE 30,     DECEMBER 31,
                                                            2001            2000
                                                        -------------  --------------
CURRENT ASSETS                                           (UNAUDITED)
   Cash and cash equivalents                            $    152,653   $      75,300
   Accounts receivable, net of allowances                    172,382         175,047
   Inventories                                               562,075         528,816
   Prepaid expenses                                          267,809          84,261
   Other receivable                                           33,543          17,076
                                                        -------------  --------------

     TOTAL CURRENT ASSETS                                  1,188,462         880,500

PROPERTY AND EQUIPMENT, net                                2,350,792       2,362,357

OTHER ASSETS
   Intangible assets, net of accumulated amortization        132,673         134,536
   Restricted cash deposit                                   700,000         700,000
   Investments with no readily determinable fair value        25,000          25,000
   Investment in joint venture                                38,187          41,623
   Marketing, leased asset, net of depreciation              165,641               -
   Other                                                       9,071          10,190
                                                        -------------  --------------

     TOTAL OTHER ASSETS                                    1,070,572         911,349
                                                        -------------  --------------

                                                        $  4,609,826   $   4,154,206
                                                        =============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                     $    359,151   $     659,053
   Accrued liabilities                                       129,865         427,563
   Accrued compensation                                      570,809         728,805
   Current portion of note payable                            59,367          55,867
   Current portion of capital lease obligations               16,635          14,623
   Unearned revenue                                          109,194               -
                                                        -------------  --------------

     TOTAL CURRENT LIABILITIES                             1,245,021       1,885,911

LONG TERM LIABILITIES, net of current portion
   Note payable                                              679,906         710,658
   Capital lease obligations                                   4,562          14,662
                                                        -------------  --------------

     TOTAL LIABILTIES                                      1,929,489       2,611,231


MINORITY INTEREST IN LLC                                          57               -

STOCKHOLDERS' EQUITY
   Preferred stock, $0.10 par value
     5,000,000 shares authorized,
     no shares issued and outstanding                              -               -

   Common stock, $0.01 par value,
     50,000,000 shares authorized,
     29,208,785 and 25,560,616 shares
     issued and outstanding                                  292,088         255,606

   Additional paid-in-capital                             24,175,744      17,631,900
   Investment in limited liability companies                 (64,554)        (68,714)
   Other comprehensive loss                                   (6,756)         (3,320)
   Accumulated deficit                                   (21,716,242)    (16,272,497)
                                                        -------------  --------------
     TOTAL STOCKHOLDERS' EQUITY                            2,680,280       1,542,975
                                                        -------------  --------------

                                                        $  4,609,826   $   4,154,206
                                                        =============  ==============

                      DCH Technology, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                    FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                            June  30,                   June  30,
                                    -------------------------  --------------------------
                                        2001          2000          2001          2000
                                    -----------  ------------  ------------  ------------
                                    (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Sales                               $  231,525   $   265,756   $   420,276   $   576,431

Cost of goods sold                     121,224       323,428       224,420       481,111
                                    -----------  ------------  ------------  ------------

Gross profit                           110,301       (57,672)      195,856        95,320


Operating expenses:
   Selling, general and              1,770,951     1,242,507     4,069,050     2,502,714
   administrative expenses
   Depreciation and amortization       105,890        42,003       203,088        69,769
   Research and development            581,884       418,535     1,376,593       684,710
                                    -----------  ------------  ------------  ------------

   Total operating expenses          2,458,725     1,703,045     5,648,731     3,257,193
                                    -----------  ------------  ------------  ------------

     Loss from operations           (2,348,424)   (1,760,717)   (5,452,875)   (3,161,873)

Other income (expense), net            (12,730)       52,602         3,150        71,541
                                    -----------  ------------  ------------  ------------

Net loss before Minority interest   (2,361,154)   (1,708,115)   (5,449,725)   (3,090,332)

Minority interest                        5,980             -         5,980             -
                                    -----------  ------------  ------------  ------------
Net loss                            (2,355,174)   (1,708,115)   (5,443,745)   (3,090,332)


Other comprehensive loss
 Foreign currency translation              471             -         3,436             -
                                    -----------  ------------  ------------  ------------

   Comprehensive loss               (2,354,703)  $(1,708,115)  $(5,447,181)  $(3,090,332)
                                    ===========  ============  ============  ============

Net loss per share
   Basic                            $    (0.08)  $     (0.07)  $     (0.19)  $     (0.13)
                                    ===========  ============  ============  ============

   Diluted                          $    (0.08)  $     (0.07)  $     (0.19)  $     (0.13)
                                    ===========  ============  ============  ============

Weighted average shares
outstanding                         28,889,286    24,501,567    28,238,191    22,918,479
                                    ===========  ============  ============  ============


    The Accompanying Notes are an Integral Part of these Financial Statements

                      DCH Technology, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                 ---------------------------
                                                                        2001         2000
                                                                 ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES                               (UNAUDITED)   (UNAUDITED)

   Net loss                                                      $(5,443,745)   $(3,090,332)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
      Depreciation and amortization                                  203,088         69,769
      Loss on disposal of equipment                                      524              -
      Issuance of stock, warrants and options for services         2,852,999        752,154
     Loss from investment in partnerships and joint venture            4,160         10,443
     Minority interest                                                (5,980)          -
   Change in assets and liabilities:
     Accounts receivable, net allowance                                2,665       (412,881)
     Inventory                                                      (270,784)       (91,166)
     Prepaid expenses                                                 66,452       (186,805)
     Other receivables                                                14,131         49,658
     Accounts payable                                               (299,902)       (27,151)
     Unearned revenue                                                109,194              -
     Accrued liabilities                                            (182,698)        67,398
     Accrued compensation                                           (157,996)        94,223
                                                                 ------------  -------------

     NET CASH USED IN OPERATING ACTIVITIES                        (3,107,892)    (2,764,690)

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in certificate of deposit                                    -       (700,000)
   Minority interest investment in LLC                                 6,037              -
   Deposits made for equipment                                         1,119       (127,267)
   Purchase of licenses and intellectual property                    (16,826)             -
   Purchase of property and equipment                               (101,473)      (789,073)
                                                                 ------------  -------------

     NET CASH USED IN INVESTING ACTIVITIES                          (111,143)    (1,616,340)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock and warrants             2,783,117      5,210,000
   Principal payments on capital leases                               (8,088)        (7,857)
   Principal payments on long-term debt                              (27,252)        (7,518)
   Proceeds from exercise of options and warrants                    548,611      1,159,400
   Proceeds from common stock subscriptions receivable                     -        131,000
                                                                 ------------  -------------

     NET CASH RECEIVED FROM FINANCING ACTIVITIES                   3,296,388      6,485,025
                                                                 ------------  -------------

NET INCREASE IN CASH                                                  77,353      2,103,995

CASH, BEGINNING OF PERIOD                                             75,300      1,193,084
                                                                 ------------  -------------

CASH, END OF PERIOD                                              $   152,653   $  3,297,079
                                                                 ============  =============

Supplemental disclosure of cash flow information:

   Cash paid for

     Interest                                                    $    31,164   $     5,069
     Income taxes                                                      1,950         1,950


Non-cash  transactions
     During the period ended June 30, 2001, accrued expenses of $115,000 was  settled  with the  issuance  of  options
     During the period ended June 30, 2001, prepaid services under a consulting agreement of
       $250,000 were paid with the issuance of stock

    The Accompanying Notes are an Integral Part of these Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. The consolidated balance sheet, statement of operations and cash flows at and for the periods ended June 30, 2001 have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim period.
Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2)  LOSS  PER  SHARE

     Loss per share of common stock is computed using the weighted average number of common shares outstanding during the period shown. Common stock equivalents were not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

(3)  INVENTORIES

                                                June  30,       December 31,
                                                  2001              2000
                                                ---------       ------------
      Raw  Materials                            $ 271,717       $    393,158
      Work in Process                             289,558            124,797
      Finished Goods                                  800             10,861
                                                ---------        -----------
              Total                             $ 562,075        $   528,816
                                                =========        ===========


(4)  INCOME  TAXES

     The Company records income taxes using an asset and liability method. Under this method, deferred Federal and State income tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax-reporting basis of assets and liabilities. At June 30, 2001, cumulative net operating losses, which have not been deducted for income tax reporting purposes amount to approximately $19,000,000. These losses may be carried forward and used to offset future taxable income. Unused loss carry forward amounts will expire for Federal and State purposes starting 2013 and 2002, respectively. The deferred tax assets resulting from this loss carry forward is approximately $7,800,000. The entire amount of this deferred tax asset has been reserved and reduced to $-0- because of the uncertainty regarding the future utilization of the loss carry forward amounts.

(5)  BUSINESS SEGMENT INFORMATION

     The Company's reportable segments include the hydrogen fuel cell division Located in Wisconsin and the hydrogen sensor division located in California. The Following table represents segment information for the three and six months ended June 30, 2001 and 2000:

                                            Fuel Cells    Sensors        Total
  For the three months ended June 30, 2001: ----------   ----------   ----------
   Sales                                     $   5,828    $ 225,697   $ 231,525
   Gross profit (loss)                       $  (5,572)   $ 115,873   $ 110,301

  For the three months ended June 30, 2000:
   Sales                                     $  22,600    $ 243,156   $ 165,756
   Gross profit (loss)                       $(136,996)   $  79,324   $ (57,672)

  For the six months ended June 30, 2001:
   Sales                                     $   7,528    $ 412,748   $ 420,276
   Gross profit (loss)                       $ (11,126)   $ 206,982   $ 195,856

  For the six months ended June 30, 2000:
   Sales                                     $ 304,940    $ 271,491   $ 576,431
   Gross profit (loss)                       $  24,722    $  70,598   $  95,320


(6)  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation. These changes have no effect on net earnings.


(7)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     THIS  REPORT  CONTAINS  FORWARD-LOOKING  STATEMENTS  WITHIN  THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS ABOUT OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

General
-------

     DCH (Diversified Commercial Hydrogen) Technologies, Inc. (DCH), is engaged in the acquisition, development and commercial exploitation of hydrogen-based technologies.

     We seek out patented technologies in our focus areas, secure those patented technologies through licensing agreements with the patent holders and convert the technologies into viable products which we then produce and sell. We focus on technologies related to the use of hydrogen, primarily hydrogen gas sensors and Proton Exchange Membrane (PEM) fuel cells. We also provide services to promote hydrogen safety.

     We commenced initial production of our first hydrogen gas detector product line, the Robust Hydrogen Sensor (TM) product line, in November 1998, and currently offer eight hydrogen sensor products. We began to commercialize a low power (up to 10 kWs) fuel cell in 1998. In March 2000, we created a wholly-owned subsidiary, the Enable Fuel Cell Corporation, to focus on this market. We currently obtain our funding from equity financings and product sales. As production activity increases, production facilities are more fully utilized and we implement our complete marketing strategy, we expect revenues from sales of products to increase as a proportion of our funding.

     On  August  10,  2000, our common stock began trading on the American Stock
Exchange  under  the  symbol  "DCH."

     On July 1, 2001, we entered into consulting agreements with David Haberman and David Walker. Messrs. Haberman and Walker founded DCH in 1994. Both of these gentlemen have recently resigned as DCH Company Operating Officers. Mr. Walker served as an officer (Vice President and President) from 1994 to June 30, 2001. Mr. Haberman had served as Vice President from 1994 until June 30, 2001. The Stockholders reelected both as Members of the Board of Directors at the June 2001 meeting. Mr Haberman was again elected by the Board to serve as its Chairman.

     The founders felt this move was necessary to ensure DCH's continued growth and success as the Company evolves from an entrepreneurial enterprise to a major corporation. The rest of the Board of Directors concurred with their decision.

Hydrogen  Sensors
-----------------

     Beginning in April 2001, we began shipping our new hand-held hydrogen monitoring system, the H2scan(TM). The H2scan unit is a completely re-designed and integrated unit, based on over two and a half years of input from our customers, and is a significant step forward in both technology and capability. The H2Scan in standard configuration comes with a carrying case, extra battery, charger, and an extension wand for reaching areas of detection out of arm's length. By combining efficient electronics engineering and molded assembly components, we have shortened assembly time for the units and increased our gross profit margin on the units. At the same time, we have added to the unit over nine new features and three sensor components that formerly were optional equipment. In April 2001, we delivered the first H2scan unit to an automotive customer for use at a hydrogen refilling station in Sacramento, California.

     Our line of hydrogen specific sensors is also making increased inroads into semiconductor manufacturing. We are currently sole source suppliers for several companies. Several automotive companies are either testing or using our sensors in prototype fuel cell cars or using our handheld H2scan unit for leak detection during fueling at hydrogen refueling stations. We are continuing to ship sensor products for the use in real time measurement for reformer applications. We have redesigned a sensor head for measuring the amount of hydrogen in the out gas of the reformer. Several fuel cell and automotive companies are currently testing our Robust Hydrogen Sensor for this application. Our sensor research and development efforts are focused on working with automotive companies to develop an effective, cost-efficient sensor for hydrogen-fueled cars and trucks.

     In May 2001, we granted distribution rights to market and sell our sensor products to SunLine Services Group of Thousand Palms, California a separate agency of SunLine Transit Authority, which is a world leader in alternative energy vehicles. SunLine Services Group is a world hub for demonstrating the latest in alternative energy vehicles, including the latest technologies from Stuart Energy, Teledyne, Siemens, Quest Air, Hydrogen Burner, and many others. These technologies are showcased in a "Clean Air Mall" at SunLine's headquarters.

     We have targeted for future sensor product distribution arrangements with several companies that operate businesses in multiple locations and have established distribution networks selling other industrial gas products.

Fuel  Cells
-----------

     During the second quarter ended June 30, 2001, our 3 kW PEM fuel cell demonstration project with the Texas Natural Resource and Conservation Commission (TNRCC) concluded with a public demonstration in Austin, Texas. The demonstration project showed the use of our mobile 3KW fuel cell as an environmentally friendly system for powering air quality measurement equipment.

     In May 2001, we reached an agreement with IPS MeteoStar, Aurora, Colorado, a global supplier of remote data-logging systems that communicate information back to customers real-time via satellite, to begin distributing products with our portable fuel cells serving as the internal electric power supply. A MeteoStar monitoring system powered by our 12W/12V fuel cell is currently being used by the State of Texas for monitoring water quality.

     In June 2001, we signed an agreement with ZAPWORLD.COM, Sebastopol, California, a company that designs, manufactures and sells electric bicycles, scooters, motorcycles and other electric transportation and recreational products, to develop the world's first commercially available hydrogen fuel cell-powered electric bicycle. We are scheduled to introduce the first jointly produced units by 2002.

     In July 2001, we demonstrated our third-generation of higher-power portable fuel cells at the South Coast Air Quality Management District (AQMD) Conference in Diamond Bar, California. The unit demonstrated at the AQMD meeting stood less than 2 feet high with less than a 2.5 square-foot base, yet delivered a constant 1 kW of power with peak power of nearly 2 kW. Our new fuel cell unit is distinguished by its unique simplicity in design and operation and by the power it can deliver in a very compact package.


Results  of  Operations
-----------------------

Three  and  Six  Months  Ended June 30, 2001, Compared With Three and Six Months
--------------------------------------------------------------------------------
Ended June 30, 2000
-------------------

     In the three months ended June 30, 2001, we had sales of $231,525 compared to sales of $265,756 for the three months ended June 30, 2000. In the six months ended June 30, 2001, we had sales of $420,276 compared to sales of $576,431 for the six months ended June 31, 2000. The lower sales in both the three and six month periods ended June 30, 2001 resulted primarily from a large non-recurring contract sale realized during the first quarter of 2000. These lower 2001 sales were offset in part by an increase in the number of sensor units sold during the second quarter of 2001. In the three months ended June 30, 2001 we had received orders for two 5kW fuel cells and ten 12-watt fuel cells. The 12-watt units are scheduled for delivery in the third quarter of 2001 and the 5kW units are scheduled for delivery before the end of 2001. We have received deposits and advance payments on certain of these units. These units are all under construction at our Enable subsidiary. The sales backlog on these units is approximately $318,000.

     The cost of products sold decreased to $121,224 for the three months ended June 30, 2001 from $323,428 for the three months ended June 30, 2000. The cost of products sold decreased to $224,420 for the six months ended June 30, 2001 from $481,111 for the six months ended June 30, 2000. In percentage terms, cost of goods sold represented 52% of total sales for the three months ended June 30, 2001 versus 122% for the same period in 2000, and 53% of total sales for the six months ended June 30, 2001 versus 83% for the same period in 2000. These cost reductions in 2001 were achieved primarily as a result of the introduction of our new H2Scan hydrogen sensor product line. The components for these new sensors are more easily integrated, thus resulting in lower manufacturing and assembly costs. We do not anticipate that fuel cells currently under construction will contribute to our gross profit margin.

     We incurred $1,770,951 in selling, general and administrative expenses for the three months ended June 30, 2001, compared to $1,242,507 for the three months ended June 30, 2000. We incurred $4,069,050 in selling, general and administrative expenses for the six months ended June 30, 2001, compared to $2,502,714 for the six months ended June 30, 2000. Included in selling, general and administrative expense for the three months ended June 30, 2001 was $1,037,279 of expense related to the issuance of fully vested options to purchase approximately 811,900 shares of stock to employees and consultants in lieu of cash compensation. For the six months ended June 30, 2001, these expenses equaled $ 2,596,192, and related to the issuance of approximately 50,000 shares of stock and fully vested options to purchase approximately 1,711,909 shares of stock. We issued the stock and fully vested options in order to conserve cash for our operations, in accordance with an ongoing plan we implemented in the first quarter of 2001. Employees receiving stock and options have agreed to receive these securities, in lieu of cash, for a portion of their salaries. We conserved approximately $1,000,000 of cash during the first six months of 2001 under this program. In the three and six months ended June 30, 2000, similar non-cash compensation equaled $312,685 and $848,305, respectively.

     Depreciation and amortization increased to $105,890 for the three months ended June 30, 2001 compared to $42,003 for the three months ended June 30, 2000, and increased to $203,088 for the six months ended June 30, 2001 compared to $69,769 for the six months ended June 30, 2000, reflecting the purchase in May 2000 of the building located at 24832 Avenue Rockefeller in Valencia, California and additional equipment to support our operations.

     The Company is currently in negotiations to sell the building and related land located at 24832 Avenue Rockefeller in Valencia, California. If the transaction is successful, the Company will generate approximately $1,400,000 of working cash flow through both the sales proceeds and the use of a $700,000 restricted cash deposit that is held as security on the property. In connection with the transaction the Company will have a 10 year operating lease for the use of the facility.

     We expended a total of $581,884 on research and development during the three months ended June 30, 2001, compared to expenditures of $418,535 for the three months ended June 30, 2000. Research and development expenses totaled $1,376,593 for the six months ended June 30, 2001, compared to $684,710 for the six months ended June 30, 2000. The majority of the increases in 2001 in research and development expenses was due to a greater focus on the commercialization and development of products, especially in our fuel cell operation.

     Due primarily to these factors, we incurred a loss from operations of $2,355,174 for the three months ended June 30, 2001, compared to an operating loss of $1,708,115 for the three months ended June 30, 2000. We also had a foreign currency translation adjustment of $471 in the second quarter of 2001, resulting in a comprehensive loss of $2,354,703 for that period. Despite an increase in the number of shares outstanding during the period (we had 28,889,286 weighted average common shares outstanding for the three months ended June 30, 2001, as compared to 24,501,567 weighted average common shares outstanding for the comparable period in 2000), the net loss per share increased to $0.08 per share for the three months ended June 30, 2001, as compared to a loss of $0.07 per share for the comparable period in 2000.

     We incurred a net loss of $5,443,745 for the six months ended June 30, 2001 compared to a net loss of $3,090,332 for the six months ended June 30, 2000. We also had a foreign currency translation adjustment of $3,436 in 2001, resulting in a comprehensive loss of $5,447,181 for that period. Despite an increase in the number of shares outstanding during the period (we had 28,238,191 weighted average common shares outstanding for the six months ended June 30, 2001, as compared to 22,918,479 weighted average common shares outstanding for the comparable period in 2000), the net loss per share increased to $0.19 per share for the six months ended June 30, 2001, as compared to a loss of $0.13 per share for the comparable period in 2000.


Liquidity  and  Capital  Resources
----------------------------------

     We generated a total of $3,296,388 in net cash from financing activities for the six months ending June 30, 2001, as compared to $6,485,025 during the comparable six months in 2000. Substantially all of the financing activities for the six months ended June 30, 2001 consisted of equity financings, supplemented by proceeds from the exercise of options and warrants.

     We utilized $3,107,892 of net cash for operating activities in the six months ended June 30, 2001, compared to $2,764,690 for the comparable period in 2000. The increase in net cash used for operating activities was primarily related to the growth of our product sales and operations during the period, including an increase in inventory and accounts receivable. We used $111,143 of net cash for investing activities in the six months ended June 30, 2001, compared to $1,616,340 of net cash for investing activities in the six months ended June 30, 2000. These funds were primarily used in both years to purchase production equipment and the acquisition of licenses for our sensor and fuel cell production. The higher spending in the first six months of 2000 also reflects the acquisition of the Avenue Rockefeller property for the expansion of our sensor production capability.

     At June 30, 2001, we had $152,653 in unrestricted cash, compared to $75,300 in cash at December 31, 2000. We also had accounts receivable (net of allowance) of $172,382 at June 30, 2001, compared to accounts receivable of $175,047 at December 31, 2000. Investment in inventory totaled $562,075 at June 30, 2001 compared to $528,816 at December 31, 2000. The slight increase in inventory is a combination of additional inventory requirements in our sensor operations, and work in process at our fuel cell operation.

     At June 30, 2001, we had accounts payable of $359,151, compared to accounts payable of $659,053 at December 31, 2001. The decrease is due primarily to our efforts to pay down existing liabilities and reduce additional costs during the six month period. We also reduced our accrued compensation to $570,809 at June 30, 2001, from $728,805 at December 31, 2000. We had unearned revenue of $109,194 at June 30, 2001, derived from fuel cells currently being manufactured and due to be delivered to the customer in the third quarter of 2001.

     We are dependent upon outside sources for equity capital to fund our operating requirements. We anticipate that a portion of our capital requirements for the balance of the period ending December 31, 2001 will be provided from external funding sources. We are actively pursuing and negotiating financing arrangements with potential strategic investors. However, there is no assurance that we will be able to generate capital sufficient to meet our needs. If we cannot meet these capital requirements, we may be able to extend the period for which available resources would prove adequate by not proceeding with planned major operation expansions and deferring planned staff increases.


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

WE  HAVE  A  HISTORY OF LOSSES, AND WE EXPECT LOSSES FOR THE FORESEEABLE FUTURE.

     Since our inception in November 1994, we have incurred substantial losses. Our comprehensive net loss equaled $5,447,181 for the six months ended June 30, 2001. For the year ended December 31, 2000, we had a comprehensive net loss of $7,657,413. We had an accumulated deficit of $21,716,242 at June 30, 2001.

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

     To date, most of our 2001 revenue has come from sales of our hydrogen sensor products, with lesser revenues from sales of our fuel cells and hydrogen safety services, respectively. We expect that this trend will continue for the balance of 2001. In the event that 2001 sales of our hydrogen sensor products fail to meet our expectations, our business and financial condition could be impaired.

     We have five other technologies under development, including three sensors and two hydrogen fuel cells. Our future financial performance is dependent, in significant part, upon the successful development, introduction and customer acceptance of new and enhanced versions of the Robust Hydrogen Sensor, other hydrogen sensors, our hydrogen fuel cell technologies and related new products that we may develop. We cannot assure you that we will be successful in upgrading the Robust Hydrogen Sensor or that we will successfully develop new products, or that any new product will achieve market acceptance.


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

     Businesses and consumers remain uneducated about the benefits of alternative fuel sources. This lack of knowledge may delay the acceptance and penetration of our fuel cell products into markets that have historically been served by traditional fuel sources. Businesses and consumers also have the option of using other methods of alternative fuel generation, including carbonate, phosphoric acid, polymer electrolyte or solid oxide fuel cell systems, as well as traditional fossil fuels such as oil and gasoline. These methods may maintain or even increase their acceptance, to the detriment of our hydrogen fuel cell technology.

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

     We depend upon the continued services and performance of our executive officers and other key employees, particularly John Donohue, our President and Chief Executive Officer, Ronald Ilsley, our Chief Financial Officer, Dr. Johan
(Hans) Friedericy, our Chief Operating Officer, David A. Walker, one of our founders and a current member of our Board of Directors and David P. Haberman, our Chairman and Executive Vice President of Strategic Planning, Technology and Business Development. While we currently carry "key person" insurance on the lives of Messrs. Walker and Haberman, the proceeds of such insurance might not adequately compensate us for the loss of either of them. We do not currently carry "key person" insurance on any of our other executives. Competition for qualified personnel in technology, particularly in the fuel cell industry, is intense and we may not be able to retain or hire necessary personnel as a result of the highly specialized nature of our products. In addition, the amount of our limited working capital may impose compensation restrictions on us that make it difficult to attract and hire necessary employees.

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

     We will be subject to various federal, state and local laws and regulations relating to; land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. We believe that we have obtained all necessary government permits and have been in substantial compliance with all of these applicable laws and regulations.

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

     In addition to the potential for product defects, hydrogen itself is a dangerous gas under certain circumstances. For example, hydrogen is highly explosive when it reaches concentrations in the air of greater than four percent, provided an ignition source is present. The buoyant and highly dispersive nature of hydrogen gas provides challenges in the appropriate location of our sensors for effective hydrogen detection, but by its nature makes it difficult to accumulate levels from leaks which reach this critical four percent level. However, an accidental explosion or fire from mishandling of our products or due to unforeseen circumstances cause damage to our reputation, result in lost sales and revenues or have other material and adverse effects on our business.

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

     Our CMOS wafer process for the hydrogen sensor line is currently accomplished at Silicon Valley Sensors, Inc., in San Jose, California. We have purchased equipment from Honeywell, Inc. that has enabled us to process the new wafers in-house in the near future. There can be no assurance that our manufacturing efforts will be successful or cost-effective. Our manufacturing partner ICCI fabricates electronic circuit boards for the Robust Hydrogen Sensor. Sensor casing and other hardware are fabricated by various small manufacturers. Although delays in the shipment and receipt of our component parts may occur, historically we have experienced only those delays that tend to occur in the normal course of business.

     Growth in the volume of orders for our products may strain the capacity of these component suppliers, and delays or other problems with component suppliers could have a material and adverse effect on our business. Although we test the component parts that we receive from our suppliers, we cannot be assured that our components will be completely free of all defects.

THE  MARKETS  FOR  OUR  FUEL  CELL  PRODUCTS  ARE  AT  A  VERY  EARLY  STAGE  OF
COMMERCIALIZATION ARE RAPIDLY CHANGING AND ARE CHARACTERIZED BY AN INCREASING NUMBER OF MARKET ENTRANTS.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

      On June 12, 2001, we held our Annual Shareholders Meeting. There were a total of 23,997,246 shares of voting common stock at the Meeting present in person and by proxy. The following individuals were elected at the Annual Shareholders Meeting to serve as members of our Board of Directors until the election of their respective successors:

Name                                    Votes  For

David  Haberman                         23,902,093
David  Walker                           23,904,593
Dr. Johan (Hans) Friedericy             23,905,393
Mark  Lezell                            23,731,251
Daniel  Teran                           23,730,951
Robert  Walker                          23,908,193
Raymond  Winkel                         23,908,293



     In addition, the shareholders cast 6,819,219 shares in favor of approving and adopting the DCH 2001 Stock Option Plan, which was mailed to each shareholder prior to the Annual Shareholders Meeting. 470,217 shares were cast against the adoption of the 2001 Stock Option Plan and 1,000 shares abstained from voting on this matter. The shareholders also cast 23,910,561 shares in favor of ratifying the Board's engagement of Moss Adams LLP as our independent accountants. 38,075 shares were cast against the ratification, and 450 shares abstained from voting on this matter.

ITEM  5.  OTHER  INFORMATION.

          Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits.

          Not  applicable.

     (b)  Reports  on  Form  8-K.

          Not  applicable.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DCH  TECHNOLOGY,  INC.


Date  August 14, 2001              By:  /s/  John  Donohue
                                      -----------------------
                                   John  Donohue,
                                   President  and  CEO

                                   By:  /s/  Ronald  Ilsley
                                      -----------------------
                                   Ronald  Ilsley,
                                   Chief  Financial  Officer
                                   (Principal Accounting and
                                   Financial  Officer)