Form 10QSB
period 2001-09-30
DCH TECHNOLOGY INC
filed 2001-11-13
CIK 1061786

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended September 30,  2001


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

                             24832 Avenue Rockefeller
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of October 31, 2001, the issuer had 31,813,671 shares of common stock,
                                            ----------
$.01 par value per share, outstanding.

                              DCH TECHNOLOGY, INC.

                                    CONTENTS

                                                                        Page No.
                                                                        --------
PART  I  -  FINANCIAL  INFORMATION

   Item  1.     Financial  Statements                                          3

                Independent  Accountant's  Report                              3

                Consolidated  Balance  Sheets                                  4

                Consolidated  Statements  of  Operations                       6

                Consolidated  Statements  of  Cash  Flows                      7

                Notes  to  Consolidated  Financial  Statements                 8

   Item  2.     Management's  Discussion  and  Analysis  of  Financial
                Condition  and  Results  of  Operations                       10

   Item  3.     Quantitative  and  Qualitative  Disclosures  About
                Market  Risk                                                  21

PART  II  -  OTHER  INFORMATION                                               21

   Item  1.     Legal Proceedings                                             21

   Item  2.     Changes in Securities and Use of Proceeds                     21

   Item  3.     Defaults Upon Senior Securities                               21

   Item  4.     Submission of Matters to a Vote of Security Holders           21

   Item  5.     Other Information                                             21

   Item  6.     Exhibits and Reports on Form 8-K                              21

SIGNATURES                                                                    22

PART  I.  FINANCIAL INFORMATION



                         Independent Accountants' Report


Board of Directors and Shareholders
DCH Technology, Inc.

We have reviewed the accompanying consolidated balance sheet of DCH Technology, Inc. and subsidiaries as of September 30, 2001 and the related consolidated statements of operations and cash flows for the nine month period then ended. These financial statements are the responsibility of DCH Technology, Inc. management.

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



/s/  Moss  Adams  LLP

Los Angeles, California
November 2, 2001

                         DCH Technology, Inc. and Subsidiaries
                              CONSOLIDATED BALANCE SHEETS

                                         ASSETS

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             2001             2000
                                                        ---------------  --------------
CURRENT ASSETS                                            (UNAUDITED)
   Cash                                                 $      942,816   $      75,300
   Accounts receivable, net of allowances                      223,154         175,047
   Inventory                                                   840,415         528,816
   Prepaid expenses                                            393,202          84,261
   Other receivable                                             16,753          17,076
                                                        ---------------  --------------

     TOTAL CURRENT ASSETS                                    2,416,340         880,500

PLANT, PROPERTY AND EQUIPMENT, net                             811,012       2,362,357

OTHER ASSETS
   Restricted cash deposit                                           -         700,000
   Intangible assets, net of amortization                      142,088         134,536
   Investment in joint venture                                  40,708          41,623
   Investments with no readily determinable fair value          25,000          25,000
   Other                                                       148,368          10,190
                                                        ---------------  --------------

     TOTAL OTHER ASSETS                                        356,164         911,349
                                                        ---------------  --------------

                                                        $    3,583,516   $   4,154,206
                                                        ===============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                     $      616,195   $     659,053
   Accrued compensation                                        259,373         728,805
   Accrued liabilities                                         224,125         427,563
   Current portion of capital lease obligations                 17,222          14,623
   Current portion of note payable                                   -          55,867
   Unearned revenue                                            260,000               -
                                                        ---------------  --------------

     TOTAL CURRENT LIABILITIES                               1,376,915       1,885,911

LONG TERM LIABILITIES
   Capital lease obligations, net of current portion                 -          14,662
   Long-term debt, net of current portion                            -         710,658
                                                        ---------------  --------------

     TOTAL LIABILITIES                                       1,376,915       2,611,231


STOCKHOLDERS' EQUITY
   Preferred stock, $0.10 par value
     5,000,000 shares authorized,
     no shares issued and outstanding                                -               -

   Common stock, $0.01 par value,
     50,000,000 shares authorized,
     30,432,673 and 25,560,616 shares
     issued and outstanding                                    304,327         255,606

   Additional paid-in-capital                               25,945,833      17,631,900
   Investment in limited liability companies                   (64,554)        (68,714)
   Other comprehensive loss                                     (4,664)         (3,320)
   Accumulated deficit                                     (23,974,341)    (16,272,497)
                                                        ---------------  --------------
     TOTAL STOCKHOLDERS' EQUITY                              2,206,601       1,542,975
                                                        ---------------  --------------

                                                        $    3,583,516   $   4,154,206
                                                        ===============  ==============

      The Accompanying Notes are an Integral Part of These Financial Statements

                             DCH Technology, Inc. and Subsidiaries
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                              September  30,               September 30,
                                        --------------------------  --------------------------
                                            2001          2000          2001          2000
                                        ------------  ------------  ------------  ------------
Sales                                   $   251,078   $   150,578   $   671,354   $   727,009

Cost of products sold                       176,967        97,046       401,387       578,157
                                        ------------  ------------  ------------  ------------

Gross profit                                 74,111        53,532       269,967       148,852

Operating expenses:
   Selling, general and administrative    1,755,784     1,716,897     5,824,834     4,219,611
      expenses
   Depreciation and amortization            122,103        95,161       325,191       164,930
   Research and development                 439,914       517,566     1,816,507     1,202,276
                                        ------------  ------------  ------------  ------------

   Total operating expenses               2,317,801     2,329,624     7,966,532     5,586,817
                                        ------------  ------------  ------------  ------------

     Loss from operations                (2,243,690)   (2,276,092)   (7,696,565)   (5,437,965)

Other income (expenses), net                (18,967)       34,896       (15,817)      106,437
                                        ------------  ------------  ------------  ------------

Loss Before minority interest            (2,262,658)   (2,241,196)   (7,712,382)   (5,331,528)

Minority interest                             4,557             -        10,537             -
                                        ------------  ------------  ------------  ------------

Net loss                                 (2,258,100)   (2,241,196)   (7,701,845)   (5,331,528)


Other comprehensive loss
 Foreign currency translation                (1,228)            -        (4,664)            -
 Adjustments                                                    -             -             -
                                        ------------  ------------  ------------  ------------

   Comprehensive loss                   $(2,259,328)   (2,241,196)  $(7,706,509)  $(5,331,528)
                                        ============  ============  ============  ============

Net loss per share
   Basic                                $     (0.08)  $     (0.09)  $     (0.27)  $     (0.22)
                                        ============  ============  ============  ============

   Diluted                              $     (0.08)  $     (0.09)  $     (0.27)  $     (0.22)
                                        ============  ============  ============  ============

Weighted average common shares
outstanding                              29,750,317    25,416,995    28,747,772    23,757,397
                                        ============  ============  ============  ============

       The Accompanying Notes are an Integral Part of These Financial Statements

                        DCH Technology, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           --------------------------
                                                               2001          2000
                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                $(7,701,845)  $(5,331,528)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization                             325,191       164,930
     Issuance of stock, warrants and options for services    3,819,722       973,209
     LLP loss                                                    3,733        10,581
     Minority interest                                         (10,537)            -
     Loss on disposal of equipment                              49,848        12,248
   Change in assets and liabilities:
     Accounts receivable, net                                  (48,107)       49,264
     Inventory                                                (564,438)     (167,389)
     Prepaid expenses                                          105,059      (139,824)
     Other receivable                                           14,127        60,100
     Accounts payable                                          (42,858)       (3,882)
     Accrued expenses                                         (136,125)       55,504
     Other current liabilities                                  47,867             -
     Accrued payroll and vacation                             (469,432)      110,480
     Deferred revenue                                          260,000         4,450

                                                           ------------  ------------

     NET CASH USED IN OPERATING ACTIVITIES                  (4,347,975)   (4,201,857)

CASH FLOWS FROM (TO)INVESTING ACTIVITIES
   Redemption of (Investment in) certificate of deposit        700,000      (718,057)
   Minority interest investment in LLC                          10,537             -
   Deposits made for equipment, leases                             124       (95,690)
   Purchase of licenses and intellectual property              (35,597)      (50,000)
   Purchase of property and equipment                                -    (1,135,286)
   Proceeds from sale of property                            1,154,887     -       -

                                                           ------------  ------------

     NET CASH PROVIDED BY (USED IN)INVESTING ACTIVITIES      1,829,951    (1,999,033)

CASH FLOWS FROM FINANCING ACTIVITIES
   Private placement of common stock and warrants            3,292,944     5,210,000
   Principal payments on capital lease                         (12,063)      (11,213)
   Principal payments on long-term debt                       (766,525)      (20,265)
   Proceeds from exercise of options and warrants              871,184     1,361,677
   Proceeds from common stock subscriptions receivable               -       131,000
                                                           ------------  ------------

     NET CASH RECEIVED FROM FINANCING ACTIVITIES             3,385,540     6,671,199
                                                           ------------  ------------
NET INCREASE IN CASH                                           867,516       470,309


CASH, BEGINNING OF PERIOD                                       75,300     1,193,084
                                                           ------------  ------------

CASH, END OF PERIOD                                        $   942,816   $ 1,663,393
                                                           ============  ============

Supplemental disclosure of cash flow information:

   Cash paid for

     Interest                                              $    49,404   $    23,320
     Income taxes                                                1,954         2,544

Non-cash  transactions
    During the period ended September 30, 2001, accrued expenses of $115,000 were  settled  with the  issuance  of  stock options
    During the period ended September 30, 2001, prepaid services under a consulting agreement of $250,000 were paid with the issuance of stock

    The Accompanying Notes are an Integral Part of these Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. The consolidated balance sheet, statement of operations and cash flows at and for the periods ended September 30, 2001 have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim period.
Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2)  NATURE  OF  BUSINESS

     The consolidated financial statements include the accounts of DCH Technology, Inc. and its wholly-owned subsidiaries, DCH Sensors Corporation and Enable Fuel Cells Corporation (collectively referred to as "the Company"). The Company is engaged in acquiring, developing, and commercializing hydrogen-based technologies.

(3)  LOSS  PER  SHARE

     Loss per share of common stock is computed using the weighted average number of common shares outstanding during the period shown. Common stock equivalents were not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

(4)  INVENTORY

                       September 30, 2001  December 31, 2000
                       ------------------  ------------------

      Raw Materials               445,960  $          393,158
      Work in Process             230,084             124,797
      Finished Goods              164,371              10,861
                       ------------------  ------------------

              Total               840,415  $          528,816
                       ==================  ==================


(5)  INCOME  TAXES

     The Company records income taxes using an asset and liability method. Under this method, deferred Federal and State income tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax-reporting basis of assets and liabilities. At September 30, 2001, cumulative net operating losses, which have not been deducted for income tax reporting purposes, amount to approximately $ 27,000,000. These losses may be carried forward and used to offset future taxable income. Unused loss carry forward amounts will expire for Federal and State purposes starting 2013 and 2002, respectively. The deferred tax assets resulting from this loss carry forward is approximately $ 9,900,000. The entire amount of this deferred tax asset has been reserved and reduced to $-0- because of the uncertainty regarding the future utilization of the loss carry forward amounts.


(6)  PROPERTY SALE AND LEASEBACK

     During the third quarter of 2001 the Company sold its principal operating facilities and entered into a 10-year operating lease for the property. The sale resulted in a loss of approximately $45,000. The property was sold for cash in the amount of $1,256,000, less selling expenses, and $164,000 in rent credit which shall be applied ratably over the 10-year lease period.

(7)  BUSINESS SEGMENT INFORMATION

     The Company's primary reportable segments include Enable Fuel Cell Corporation (Fuel Cell) located in Wisconsin, and DCH Sensors Corporation (Sensor) located in California. Substantially all activities of the Company are conducted through these two segments. Occasionally, the Company generates miscellaneous revenues from other sources. Other revenue generating activities consist primarily of consultation services incidental to the core Sensor and Fuel Cell segment activities. The following represents segment information for the three and nine months ended September 30, 2001 and 2000:

                                   Fuel Cells   Sensors     Other     Total
                                  ------------  --------  ---------  --------

     For the three months ended
       September 30, 2001:
       Sales                      $       -0-   $184,442  $ 66,636   $251,078
       Gross profit (loss)        $       -0-   $ 37,457  $ 36,654   $ 74,111

     For the three months ended
       September 30, 2000:
       Sales                      $    30,540   $118,038  $  2,000   $150,578
       Gross profit (loss)        $     7,900   $ 45,634  $     (2)  $ 53,532

     For the nine months ended
       September 30, 2001:
       Sales                      $     7,528   $597,190  $ 66,636   $671,354
       Gross profit (loss)        $   (11,126)  $244,439  $ 36,654   $269,967

     For the nine months ended
       September 30, 2000:
       Sales                      $   335,480   $389,529  $  2,000   $727,009
       Gross profit (loss)        $    32,622   $116,232  $     (2)  $148,852

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

General
-------

     DCH (Diversified Commercial Hydrogen) Technology, Inc. (DCH), is engaged in the acquisition, development, and commercialization of hydrogen-based technologies.

     DCH develops and/or licenses patented technologies and converts the technologies into viable products that we then produce and sell. We focus on technologies related to the use of hydrogen, primarily hydrogen-specific gas sensors and hydrogen-based proton exchange membrane (PEM) fuel cells. We also provide hydrogen safety services.

     We introduced our first hydrogen gas detector product line, the Robust Hydrogen Sensor (TM) product line, in November 1998. DCH currently offers eight hydrogen sensor products, including our new family of H2SCAN(TM) sensing systems. DCH began development of a low power (up to 10 kWs) fuel cell in 1998. In March 2000, we created a wholly-owned subsidiary, the Enable Fuel Cell Corporation, to focus on this development and create channels to market. DCH currently offers and has placed into the market alpha and beta fuel cell products ranging in power from less than one watt to 5 kW.

     We currently obtain our funding from equity financings and product sales. As production activity increases and we implement our complete marketing strategy, we expect revenues from sales of products to increase as a proportion of our funding.

     On  August  10,  2000, DCH common stock began trading on the American Stock
Exchange  under  the  symbol  "DCH."

     In the third quarter of 2001, DCH's two co-founders, David Haberman and David Walker, resigned from daily operations as part of a planned transition to our senior operating team identified and retained over the past several months from established corporations. This team, lead by new DCH President and CEO John Donohue, represents the broad management experience expected by investors at this stage of our growth.

     Mr. Walker served as an officer (Vice President and President) of DCH from 1994 to June 30, 2001. Mr. Haberman had served as our Vice President from 1994 until June 30, 2001. Mr. Walker has been retained as a consultant to DCH, and Mr. Haberman remains as our Chairman of the Board. The transition took place with the full agreement of the rest of our Board of Directors.

     Mark Lezell resigned as a Director in October 2001, due to a demanding schedule that kept him from fulfilling his duties as a Board member. On October 5, 2001, the Board unanimously elected John Donohue, President and CEO of DCH, to the Board.

Hydrogen Sensors
----------------
     The third quarter of 2001 was very dynamic for DCH's sensor operations, achieving a 60% increase in sensor revenue this quarter compared to sensor sales in the third quarter of 2000.

     A strengthened emphasis on product development resulted in commercialization of a wall/ceiling-mounted hydrogen-specific sensory system based on DCH's unique H2SCAN(TM) technology. Like the portable (hand-held) H2SCAN(TM) system introduced at the beginning of the second quarter of 2001, this new product provides improved resolution and stability over a greater environmental temperature range relative to the DCH wall/ceiling-mount systems it replaces. We demonstrated this product as a prototype to L3 Communications of Sylmar, CA, which resulted in a contract to develop an H2SCAN(TM) system for one of L3's telecommunications applications. Delivery of several units to L3Com is planned for the fourth quarter for further evaluation.

     DCH also configured other H2SCAN(TM) sensing systems for monitoring high-pressure hydrogen process applications. These applications require that a 40% concentration of hydrogen gas will be measured at approximately 30 atmospheres of pressure. Other customers are evaluating similar prototype units and have indicated that they intend to make additional purchases as soon as production units are available. Based on the success of these prototypes, we plan to initiate a development program for a family of fixed high-pressure hydrogen sensors based on H2SCAN(TM) technology. Initial production is currently planned for mid-2002.

     We also made critical headway during the third quarter of 2001 in completing the next generation of our Robust Hydrogen Sensor(TM) (RHS), a unique thin-film-on-integrated circuit sensor we sell as a stand-alone product as well as the sensor module for H2SCAN(TM) systems. The new RHS will contain a hydrogen-sensing field effect transistor (FET) that offers two orders of magnitude greater sensitivity to hydrogen than existing sensors. During the third quarter, we received the first set of prototypes of this second generation sensor from our supplier, Silicon Valley Sensors, Inc., for evaluation. This evaluation led to several design changes in the sensor. The second set of prototypes is scheduled for delivery to DCH in the fourth quarter of 2001. We plan to introduce the new, improved RHS in the first quarter of 2002 to a much broader customer base requiring H2 detection below 100 ppm and precision sensors for manufacturing process monitoring applications.

     During the third quarter DCH also achieved important new steps in supply-chain management, expanding key vendor relationships from a single-purchase process of small quantities to selected suppliers with long-term commitments. These arrangements have resulted in improved pricing and reduced delivery times. We plan to expand this program on a larger scale with other suppliers for additional components.


Fuel Cells
----------
     In the third quarter of 2001, DCH made several key deliveries of Enable(TM) fuel cells and fuel cell systems. We delivered a 5 kW fuel cell system to UOP LLC - an international developer of process technology and a supplier of natural gas reformer technology to the fuel cell industry - for integration with a natural gas fuel processor. The integrated system will be delivered to a European client of the Electric Power Research Institute's (EPRI's) Power Quality Program next year.

     The Houston Advanced Research Center (HARC) ordered a 5kW DCH fuel cell with natural gas reformer for testing and demonstration. A consortium, organized by HARC, will test the fuel cell's performance and reliability as a clean and affordable energy source. Consortium members include Dana Corporation, Southern Company, Texaco Energy Systems, Inc., and Walt Disney Imagineering Research and Development.

     Consolidated Edison of New York also ordered a 5 kW natural-gas fueled fuel cell system in the third quarter of 2001 for evaluation.

     We received a contract from the Texas Natural Resource Conservation Commission (TNRCC) for 10 fourth-generation DCH EnableTM portable fuel cell power systems. These 30-watt systems, enclosed in robust casings for remote field operation, will provide electricity on demand to air and water quality sampling equipment, as well as communications equipment providing real-time data feedback to the TNRCC. In conjunction with the TNRCC contract, we successfully completed development of a portable fuel cell with an operating temperature range of up to 50 C, expanding the previous temperature range of the fuel cell.

     Two low-temperature portable fuel cells were delivered to Shell Iceland as part of an ongoing market study in the nation of Iceland. The fuel cells can operate at temperatures down to -20 C, a critical parameter for practical implementation of portable fuel cell power.

     Daido Metal, Ltd. of Nagoya, Japan - DCH's joint venture partner for the manufacture and sale of fuel cells in the Asian markets - sold its first 12W/12V portable fuel cells to targeted customers in the Japanese automotive, electronics manufacturing, and highway sign industries. The fuel cells were sold through NeWave(TM) Fuel Cell Corporation, the DCH-Daido joint venture.

     Nearly 200 representatives from business, the investment community, and environmental agencies rode the DCH Fuel Cell Water Taxi -- an emissions-free concept vehicle fully powered by DCH Enable(TM) PEM fuel cells -- during its tour of major California coastal cities and Lake Tahoe. The California Air Resources Board (CARB) funded the demonstrations. Duffy Electric Boat Co., a world leader in luxury and commercial electric powered boats, hosted the first demonstration at its corporate docks in San Diego.

     In the third quarter of 2001, we changed our internal materials and procurement system for fuel cells to accommodate future manufacturing needs. We have also negotiated significant price reductions for stack materials and are in negotiation with contract manufacturers for the balance of plant fuel cell system fabrication services.

DCH Center for Hydrogen Safety (TM) (CHS)
-----------------------------------------

     In  June  2001  DCH formally established the DCH Center For Hydrogen Safety
(CHS)(TM). The CHS provides consulting and training services to OEMs of hydrogen-power products, as well as generators and users of hydrogen and their suppliers. Response to the CHS has been excellent. To date the CHS has submitted six proposals for services and has received awards on all six.

     Under a contract from a major domestic automobile manufacturer, the CHS developed and conducted a seminar on hydrogen safety at the manufacturer's fuel cell development center. The course is based upon the NASA Safety Standard for Hydrogen and Hydrogen Systems. More than 60 employees attended the class, and the customer indicated that it was very pleased with the program. With this validation in hand, the CHS is now aggressively promoting this course. Industry and government have expressed growing interest.

     The CHS is concurrently promoting its services for assessing hydrogen risks at existing facilities. This activity resulted in a contract for a Risk Assessment Report to General Dynamics that analyzed the hydrogen risk exposures due to hydrogen emissions from batteries in a communication shelter under design. The Report's recommendations included the need for hydrogen sensors to control the shelter environment.

     In the third quarter of 2001, the CHS also completed a Safety Review of the University of Nevada, Las Vegas Hydrogen-Electric Hybrid Bus. The Report assessed the functional design of the bus's operational and safety systems.

     CHS senior consultant Dr. Addison Bain authored a white paper for the South Coast Air Quality Management District (SCAQMD) of California on compressed natural gas (CNG) and compressed hydrogen gas (CHG), addressing "Best Industrial Practices Involving CNG, CHG and CNG/CHG Blends As Automotive Fuels." The paper clarified the evolving consensus-building process for codes and standards dealing for hydrogen and built a strong case for employing prudent engineering judgment based upon applying existing related specifications and adapting them to hydrogen specific properties.


Results of Operations
---------------------

Three  and  Nine  Months  Ended September 30, 2001, Compared With Three and Nine
--------------------------------------------------------------------------------
Months Ended September 30, 2000
-------------------------------

     In the three months ended September 30, 2001, we had sales of $251,078 compared to sales of $150,578 for the three months ended September 30, 2000. In the nine months ended September 30, 2001, we had sales of $671,354 compared to sales of $727,009 for the nine months ended September 30, 2000. The higher sales for the three-month period ended September 30, 2001 reflected the continued market acceptance of our new sensor products. The lower sales for the nine-month period ended September 30, 2001 resulted primarily from a large non-recurring sensor revenue realized during the first quarter of 2000.

     During the three months ended September 30, 2001, we received commitments for three 5kW fuel cells and two 3kW fuel cells. We have received deposits and advance payments on specific units. These units are all under construction at our Enable subsidiary in Wisconsin. While revenues from sales of our fuel cells were lower in the first nine months of 2001 as compared to the first nine months of 2000, our sales backlog for fuel cells was $1.1 million at September 30, 2001. Delivery of these units, and recognition of the corresponding revenue, is scheduled to take place over the next ten months.

     The cost of products sold increased to $176,967 for the three months ended September 30, 2001 from $97,046 for the three months ended September 30, 2000, reflecting a higher number of units sold during the 2001 period. On a percentage basis, costs of sales were 70.5% for the three-month period ended September 30, 2001, and 64% for the same period in 2000. The cost of products sold decreased to $401,387 for the nine months ended September 30, 2001 from $578,157 for the nine months ended September 30, 2000. In percentage terms, cost of goods sold represented 59.7% of total sales for the nine months ended September 30, 2001 versus 79.5% for the same period in 2000. These cost reductions in 2001 were achieved primarily as a result of the introduction of our new H2SCAN(TM) hydrogen sensor product line. The components for these new sensors are more easily integrated, thus resulting in lower manufacturing and assembly costs.

     We incurred $1,755,784 in selling, general and administrative expenses for the three months ended September 30, 2001, compared to $1,716,897 for the three months ended September 30, 2000. We incurred $5,824,834 in selling, general and administrative expenses for the nine months ended September 30, 2001, compared to $4,219,611 for the nine months ended September 30, 2000. Included in selling, general and administrative expenses for the three months ended September 30, 2001 was $939,521 of expense related to the issuance of fully vested options to purchase approximately 1,341,352 shares of stock to employees and consultants in lieu of cash compensation. For the nine months ended September 30, 2001, these expenses equaled $3,535,713 and related to the issuance of approximately 70,500 shares of stock and fully vested options to purchase approximately 3,053,261 shares of stock. We issued the stock and fully vested options in order to conserve cash for our operations, in accordance with an ongoing plan we implemented in the first quarter of 2001. Employees receiving stock and options have agreed to receive these securities, in lieu of cash, for a portion of their salaries. We conserved approximately $1,400,000 of cash during the first nine months of 2001 under this program. In the three and nine months ended September 30, 2000, similar non-cash compensation equaled $208,000 and $1,056,000, respectively.

     Depreciation and amortization increased to $122,103 for the three months ended September 30, 2001 compared to $95,161 for the three months ended
September 30, 2000, and increased to $325,191 for the nine months ended September 30, 2001 compared to $164,930 for the nine months ended September 30, 2000, reflecting the purchase in May 2000 of the building located at 24832 Avenue Rockefeller in Valencia, California and additional equipment to support our operations.

     During the three months ended September 30, 2001, we sold the Rockefeller building and related land and entered into a ten-year operating lease with the buyer for the continued use of the facility. The total consideration for this transaction was $1,425,000, of which $1,252,000 was received at the completion of the sale with the balance being applied to reduced lease payments over the life of the lease.

     We expended a total of $439,914 on research and development during the three months ended September 30, 2001, compared to expenditures of $517,566 for the three months ended September 30, 2000. Research and development expenses totaled $1,816,507 for the nine months ended September 30, 2001, compared to $1,202,276 for the nine months ended September 30, 2000. The majority of the increases in 2001 in research and development expenses were due to a greater focus on the commercialization and development of products, especially for our fuel cell operation.

     Due primarily to these factors, we incurred a loss from operations of $2,243,690 for the three months ended September 30, 2001, compared to an operating loss of $2,276,092 for the three months ended September 30, 2000. We also had a foreign currency translation adjustment of $1,228 in the third quarter of 2001, resulting in a comprehensive loss of $2,259,328 for that period. DCH had 29,750,317 weighted average common shares outstanding for the three months ended September 30, 2001, as compared to 25,416,995 weighted average common shares outstanding for the comparable period in 2000. As a result of the increase in outstanding shares in 2001, the net loss per share decreased to $0.08 per share for the three months ended September 30, 2001, as compared to a loss of $0.09 per share for the comparable period in 2000.

     We incurred a net loss of $7,701,845 for the nine months ended September 30, 2001, compared to a net loss of $5,331,528 for the nine months ended September 30, 2000. We also had a foreign currency translation adjustment of $4,664 in 2001, resulting in a comprehensive loss of $7,706,509 for that period. DCH had 28,747,772 weighted average common shares outstanding for the nine months ended September 30, 2001, as compared to 23,757,397 weighted average common shares outstanding for the comparable period in 2000. Despite this increase in outstanding shares in 2001, the net loss per share increased to $0.27 per share for the nine months ended September 30, 2001, as compared to a loss of $0.22 per share for the comparable period in 2000.

Liquidity  and  Capital  Resources
----------------------------------

     DCH generated a total of $3,385,540 in net cash from financing activities for the nine months ended September 30, 2001, as compared to $6,671,199 during the comparable nine months in 2000. Substantially all of the financing activities for the nine months ended September 30, 2001 consisted of equity financings, supplemented by proceeds from the exercise of options and warrants.

     We utilized $4,347,975 of net cash for operating activities in the nine months ended September 30, 2001, compared to $4,201,857 for the comparable period in 2000. The increase in net cash used for operating activities was primarily related to the growth of our product sales and operations during the period, including an increase in inventory and accounts receivable. We received $1,829,951 of net cash from investing activities in the nine months ended September 30, 2001, compared to the expenditure of $1,999,033 of net cash for investing activities in the nine months ended September 30, 2000. The majority of the funds received during 2001 represent the sale of our Rockefeller property during the third quarter of 2001. The majority of the expenditures in 2000 represent the purchase of the Rockefeller property in the second quarter of 2000, and the purchase of production equipment during the first nine months of 2000.

     At September 30, 2001, we had $942,816 in unrestricted cash, compared to $75,300 in cash at December 31, 2000. We also had accounts receivable (net of allowance) of $223,154 at September 30, 2001, compared to accounts receivable of $175,047 at December 31, 2000. Investment in inventory totaled $840,415 at September 30, 2001 compared to $528,816 at December 31, 2000. The increase in inventory is a combination of additional inventory requirements in our sensor operations, and work in process on the backlog of orders at our fuel cell operation.

     At September 30, 2001, DCH had accounts payable of $616,195, compared to accounts payable of $659,053 at December 31, 2000. The decrease is due primarily to our efforts to pay down existing liabilities and reduce additional costs during the first nine months of 2001. We also reduced our accrued compensation to $259,373 at September 30, 2001, from $728,805 at December 31, 2000. We had unearned revenue of $260,000 at September 30, 2001. A portion of these funds represent deposits and advance payments received from customers for fuel cells currently being manufactured and due to be delivered to customers before the end of 2001.

     On August 24, 2001, we entered into a purchase agreement with Swartz Private Equity, LLC (Swartz). Under the terms of the agreement with Swartz, we may offer through a series of puts, and Swartz must purchase, from time to time, up to a maximum of 2,000,000 shares of our common stock. In addition, under the agreement with Swartz, we will provide Swartz with warrants to purchase up to 200,000 shares of our common stock. We anticipate the need for funding in addition to that which we expect to raise pursuant to the Swartz agreement.

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

RISKS  RELATED  TO  DCH'S  OPERATIONS

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS, WHICH MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN.

     Based on our current operating plan, we anticipate that our available funds will be sufficient to satisfy our anticipated needs for working capital, including our increased marketing expenses, capital expenditures and business expansion, for the balance of 2001. After that time, we will need additional capital. Although we currently have an agreement with Swartz pursuant to which we plan to raise capital, we anticipate the need for additional funding sources. We may also need to raise additional funds in order to fund more rapid expansion, to increase brand development and market awareness, to develop new or enhanced technology, to respond to competitive pressures or to establish strategic relationships. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. Any new securities could have rights, preferences and privileges senior to those of our common stock. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. Recently, certain companies with a history of generating losses apparently have been unable to raise additional financing to fund such continued losses. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion, increase brand development and market awareness, develop or enhance our service offerings, respond to competitive pressures or establish strategic relationships.

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES FOR THE FORESEEABLE FUTURE.

     Since our inception in November 1994, we have incurred substantial losses. Our comprehensive net loss equaled $7,706,509 for the nine months ended September 30, 2001. For the year ended December 31, 2000, we had a comprehensive net loss of $7,657,413. We had an accumulated deficit of $23,974,341 at September 30, 2001.

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

     We currently have other technologies under development, including two sensors and two hydrogen fuel cells. Our future financial performance is dependent, in significant part, upon the successful development, introduction and customer acceptance of new and enhanced versions of the Robust Hydrogen Sensor, other hydrogen sensors, our hydrogen fuel cell technologies and related new products that we may develop. We cannot assure you that we will be successful in upgrading the Robust Hydrogen Sensor or that we will successfully develop new products, or that any new product will achieve market acceptance.

ECONOMIC, POLITICAL OR MARKET CONDITIONS COULD IMPACT OUR BUSINESS AND CAUSE OUR REVENUE TO BE LOWER THAN ANTICIPATED.

     Our business may be sensitive to global economic conditions. A reduced level of economic and manufacturing activity due to the current economic slowdown, terrorist activity or the threat of such activity, or otherwise may significantly and adversely affect the demand for hydrogen sensors and alternative energy sources such as fuel cells. A recession could cause our customers to reduce or postpone their purchases, which could cause our revenue to be lower than anticipated and negatively affect our business.

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

     The markets for our products are at a very early stage of commercialization, are rapidly changing and are characterized by an increasing number of market entrants. As is typical for a new and rapidly evolving industry, demand for and market acceptance of recently introduced products are subject to a high level of uncertainty and risk. Acceptance and usage of our fuel cells is dependent on continued growth in use of alternative energy sources by businesses and consumers. Businesses that already have invested substantial resources in traditional or other energy sources may be reluctant to adopt new alternative sources. Businesses with established patterns of purchasing goods and services may be reluctant to alter those patterns. Accordingly, there is no assurance that sufficient demand for our products will develop to sustain our business.

THE LOSS OF THE SERVICES OF ONE OR MORE OF OUR KEY PERSONNEL OR OUR FAILURE TO HIRE, INTEGRATE OR RETAIN OTHER QUALIFIED PERSONNEL COULD DISRUPT OUR BUSINESS.

     We depend upon the continued services and performance of our executive officers and certain key technical employees, including John Donohue, our President and Chief Executive Officer, Ronald Ilsley, our Chief Financial Officer, and Dr. Johan (Hans) Friedericy, our Chief Operating Officer. We do not currently carry "key person" insurance on any of our executives. Competition for qualified personnel in technology, particularly in the fuel cell industry, is intense and we may not be able to retain or hire necessary personnel as a result of the highly specialized nature of our products. In addition, the amount of our limited working capital may impose compensation restrictions on us that make it difficult to attract and hire necessary employees.

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

     Although we do not believe that we infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segments grow. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

GOVERNMENTAL REGULATION OF HYDROGEN FUEL CELL AND HYDROGEN SENSOR TECHNOLOGY MAY RESTRICT OUR BUSINESS.

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

     We will be subject to various federal, state and local laws and regulations relating to land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. We believe that we have obtained all necessary government permits and have been in substantial compliance with all of these applicable laws and regulations.

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

     In addition to the potential for product defects, hydrogen itself can be a dangerous gas under certain circumstances. For example, hydrogen is highly explosive when it reaches concentrations in the air of greater than four percent, provided an ignition source is present. The buoyant and highly dispersive nature of hydrogen gas provides challenges in the appropriate location of our sensors for effective hydrogen detection, but by its nature makes it difficult to accumulate levels from leaks which reach this critical four percent level. However, an accidental explosion or fire from mishandling of our products or due to unforeseen circumstances cause damage to our reputation, result in lost sales and revenues or have other material and adverse effects on our business.

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

     Our CMOS wafer process for the hydrogen sensor line, including development of the FET, is currently accomplished at Silicon Valley Sensors, Inc., in San Jose, California. We have purchased equipment from Honeywell, Inc. that enables us to process the new wafers in-house. There can be no assurance that our manufacturing efforts will be successful or cost-effective. Our manufacturing partner International Circuits and Components, Inc. fabricates electronic circuit boards for the Robust Hydrogen Sensor. Sensor casing and other hardware are fabricated by various small manufacturers. Although delays in the shipment and receipt of our component parts may occur, historically we have experienced only those delays that tend to occur in the normal course of business.

     Growth in the volume of orders for our products may strain the capacity of these component suppliers, and delays or other problems with component suppliers could have a material and adverse effect on our business. Although we test the component parts that we receive from our suppliers, we cannot be assured that our components will be completely free of all defects.

THE MARKETS FOR OUR FUEL CELL PRODUCTS ARE AT A VERY EARLY STAGE OF COMMERCIALIZATION, ARE RAPIDLY CHANGING AND ARE CHARACTERIZED BY AN INCREASING NUMBER OF MARKET ENTRANTS.

     Fuel cell technologies are in their very early stages of commercialization. Like many new technologies, they are characterized by rapidly evolving technological developments; quickly changing marketing and sales strategies, multiple and aggressive market participants, fluctuating demand, and uncertain market acceptance for products and services.



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

                                   DCH  TECHNOLOGY,  INC.


Date: November 13, 2001            By:  /s/  John Donohue
                                       -----------------------
                                   John  Donohue,
                                   President  and  CEO

                                   By:  /s/  Ronald Ilsley
                                       -----------------------
                                   Ronald  Ilsley,
                                   Chief  Financial  Officer
                                   (Principal Accounting and
                                   Financial  Officer)