Form 10KSB
period 2001-12-31
DCH TECHNOLOGY INC
filed 2002-03-29
CIK 1061786

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

        For  the  fiscal  year  ended  December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  transition  period  from  ________  to  ________.

Commission  file  number:  000-26957


                              DCH TECHNOLOGY, INC.
                 (Name of Small Business Issuer in Its Charter)

DELAWARE                                  2810                   84-1349374
----------------------------    --------------------------     ---------------
(State or Jurisdiction of      (Primary Standard Industrial   (I.R.S. Employer
Incorporation or Organization)  Classification Code Number)  Identification No.)

                            24832 Avenue Rockefeller
                           Valencia, California 91355
                                 (661) 775-8120
          (Address and Telephone Number of Principal Executive Offices)

   Securities registered pursuant to Section 12(b) of the Exchange Act:  None
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                                    Name of each exchange
         Title of each class                         on which registered
         -------------------                        ---------------------
      Common Stock, $.01 par value                         AMEX

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Registrant's revenues for the year ended December 31, 2001 were $ 1,143,014.

As of March 5, 2002, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $ 18,999,863(based upon the closing price for shares of the registrant's common stock as reported by the AMEX Stock Exchange on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

As of March 5, 2002, the registrant had 33,993,850 shares of common stock, $.01 par value per share, outstanding.

Documents  Incorporated  by  Reference:  None

Traditional  Small  Business  Disclosure  Format  [ ]  Yes  [X]  No

                                     DCH TECHNOLOGY, INC.

                                      TABLE OF CONTENTS


                                                                                     Page
                                                                                     ----
                                          PART I.
                                          -------
ITEM 1.    Description of Business                                                      1

ITEM 2.    Description of Property                                                     19

ITEM 3.    Legal Proceedings                                                           19

ITEM 4.    Submission of Matters to a Vote of Security Holders                         19

                                          PART II.
                                          --------

ITEM 5.    Market For Common Equity and Related Stockholder Matters                    20

ITEM 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                   21

ITEM 7.    Consolidated Financial Statements                                         F-26


                                          PART III.
                                          ---------

ITEM 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                                    45

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
           With Section 16(a) of the Exchange Act                                      45

ITEM 10.   Executive Compensation                                                      49

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management              53

ITEM 12.   Certain Relationships and Related Transactions                              53

ITEM 13.   Exhibits and Reports on Form 8-K                                            54

                                     PART I.
                                     -------

                                     ITEM 1.

                             DESCRIPTION OF BUSINESS

OVERVIEW

     DCH (Diversified Commercial Hydrogen) Technology, Inc. (DCH) is engaged in the acquisition, development and commercial exploitation of hydrogen-based technologies. Specifically, we concentrate on fuel cells, hydrogen-specific sensors and hydrogen safety.

     We seek out patented technologies, secure those patented technologies through licensing agreements with the patent holders and convert the technologies into viable products that we then produce and sell. We focus on technologies related to the use of hydrogen, primarily hydrogen gas sensors and fuel cells.

     In this Annual Report on Form 10-KSB, the term "DCH" refers to DCH Technology, Inc., a Delaware corporation, DCH Sensors Corp., our wholly-owned California subsidiary, and Enable Fuel Cell Corporation, our wholly-owned Wisconsin subsidiary. We are traded on the American Stock Exchange under the symbol "DCH."

HISTORY

     DCH was formed in November 1994. Beginning in mid-1995, we directed our efforts toward the commercialization of a hydrogen gas detector developed and patented by Sandia National Laboratories (Sandia) in Albuquerque, New Mexico.

     After investigating the hydrogen energy industry and related technologies, the management of DCH decided to pursue the licensing of the Sandia patent. In April 1996, we entered into a license with Sandia and began to concentrate on the production and qualification of the hydrogen sensors. We commenced initial pre-production and qualification of the hydrogen sensors in February 1997, and continued redesign of the sensors to improve performance and reduce costs.

     In May 1997, all of the outstanding capital stock of DCH was acquired by Connection Sports, Inc., (CSI) a publicly traded Colorado corporation in exchange for the issuance of 6,000,000 shares of CSI common stock in order to raise capital and provide a trading market and liquidity for our stockholders. At the time of the acquisition, CSI was a shell corporation with no assets, and there was no pre-existing relationship or affiliation between or among us, CSI and its officers and directors. CSI's name was changed after the acquisition to DCH Technology, Inc. This stock exchange transaction is treated as an acquisition by us of the net tangible book value of the assets of CSI at the date of the acquisition.

     We expanded our offices and moved to Valencia, California in June 1998. This relocation allowed us to set up executive and administrative offices, manufacturing and engineering areas (including a design and engineering laboratory), a test and calibration laboratory and a manufacturing/assembly area. We re-incorporated in Delaware in June 2000. In September 2000, we moved our sensor production to a new building located in Valencia, California. Our principal executive offices are located at 24832 Avenue Rockefeller, Valencia, California 91355; our telephone number is (661) 775-8120. Our web site is located at http:\\www.dcht.com. The material on our web site does not form a part of this Annual Report on Form 10-KSB.

GENERAL  /  PRODUCTS

     We are presently manufacturing and selling a line of hydrogen sensors that are both mobile (a hand held unit) and stationary (wall ceiling or conduit mounted units) to a wide range of industries and customers. DCH also develops, manufactures and sells fuel cells from as small as 12 watts to as large as 5 kWs. All these products are consistent with our strategic approach to the growth of a hydrogen-based economy and are based upon licenses for patented technologies. Those licenses are:

     The Robust Hydrogen Sensor (TM), licensed from Sandia National Laboratory. We currently manufacture products based on this technology. The Robust Hydrogen Sensor (TM) is discussed below under "Hydrogen Gas Sensors---The Robust Hydrogen Sensor (TM)."

     The Thick Film Hydrogen Sensor, licensed from Oak Ridge National Laboratory. This technology is still under development. The Thick Film Hydrogen Sensor is discussed below under "Hydrogen Gas Sensors---Thick Film Hydrogen Sensor."

     The Proton Exchange Membrane (PEM) Fuel Cell, licensed from Los Alamos National Laboratory has been developed. We are currently commercializing this technology. This technology is in the early stage of commercialization with numerous products sold for evaluation in 2001. The PEM Fuel Cell is discussed below under "Fuel Cells--PEM Fuel Cell."

HYDROGEN  GAS  SENSORS

     Our sensors are used to detect gaseous hydrogen, the most plentiful element in the universe. Hydrogen appears in different forms, combined with other elements, in plants, animals, fossil fuels and a wide range of other chemical compounds. Hydrogen in the gaseous state is combustible, odorless and colorless and is widely used in industrial, commercial and medical applications. When hydrogen burns, it generates only energy and water, and thus is a clean non-polluting fuel. Based on industry analyses and investments by several automobile manufacturers in hydrogen-based fuel cells, we believe that in the future, hydrogen may replace fossil fuels in both electrical power generation and as the fuel of choice for the automotive industry.

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

     Based on industry sources, we estimate that the total annual worldwide sales of hydrogen gas detectors amounted to approximately $443 million in 1999 and is expected to grow to $648 million by 2005.

     Our technologies have opened additional markets for hydrogen gas sensors. For example, our sensors have been sold to Westinghouse for installation in the Leningrad Nuclear Power Plant as safety monitors. They are the only economically priced hydrogen gas sensors that could withstand the harsh environment of a nuclear power plant.

     We have licensed these sensor technologies from several sources, and are currently developing products based on these technologies: the Robust Hydrogen Sensor(TM) and the H2SCAN(TM) system.

     During 2001, we granted distribution rights to market and sell our sensor products to SunLine Services Group of Thousand Palms, California, a separate agency of SunLine Transit Authority, which is a world leader in alternative energy vehicles. SunLine Services Group is a world hub for demonstrating the latest in alternative energy vehicles, including the latest technologies from Stuart Energy, Teledyne, Siemens, Quest Air, and many others. These technologies are showcased in a "Clean Air Mall" at SunLine's headquarters.

     We have targeted, for future sensor product distribution arrangements, several companies that operate businesses in multiple locations and have established distribution networks selling other industrial gas products.

     THE  ROBUST  HYDROGEN  SENSOR(TM)

     The Robust Hydrogen Sensor(TM) technology was invented and patented (patent number 5,279,795) by the U.S. Department of Energy at Sandia in Albuquerque, New Mexico. The technology, an Applications Specific Integrated Circuit, or microchip, was developed by Sandia for the U.S. Department of Defense for a classified nuclear weapons application. After Sandia had patented the technology, it was made available to the commercial market for licensing. This process permits the U.S. government to receive royalties and licensing fees for the technology without expending the resources required to commercialize products.

     We licensed the Robust Hydrogen(TM) Sensor technology from Sandia in April 1996. The Sandia license agreement expires on January 1, 2015 or upon the expiration of Sandia's patent rights, whichever is earlier. The agreement required us to pay an up-front license fee, payable in three equal installments. All of these installments have been paid. In addition to the license fee, we will pay a royalty to Sandia for every sensor sold (whether sold alone or installed in a device or system), subject to certain minimum royalties. In 2000 and 2001, we paid royalties of $25,793 and $25,000, respectively, to Sandia under the Sandia license agreement.

     The Sandia license agreement defines two fields of use for the licensed technology. The first field of use, covering the petrochemical, energy, waste management, environmental and manufacturing industries, was exclusive to us through April 24, 2001. After that date, the license in this field became non-exclusive for the remaining term of the license agreement. The second field of use covers all other commercial applications and is non-exclusive.

     The Robust Hydrogen Sensor technology consists of an array of two sensing elements: field effect transistors (FET's) and resistors, both made of palladium nickel. Hydrogen reacts with the palladium nickel, and the reactions produce changes in the electrical signal of both devices corresponding to the amount of hydrogen in the environment. The FET's detect hydrogen in concentrations from approximately 0.0001% to one percent. The resistors allow sensing from about one percent to 100% concentration. Our present sensors contain the resistor technology. We plan to add the FET to the sensor products in the second quarter of 2002. The technology also includes a micro-thermometer

(temperature diode) and micro-heaters for maintaining on-chip temperature control and other chip functions. The heaters are used to temporarily heat the chip to "boil" off hydrogen molecules, which may adhere to the palladium nickel, thus freeing the sensor for repeated use.

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

     During 2001, our line of hydrogen-specific sensors made increased inroads into the semiconductor manufacturing industry. We are currently sole source suppliers for several companies. Several automotive companies are either testing or using our sensors in prototype fuel cell cars or using our handheld H2SCAN(TM) unit (see below) for leak detection during fueling at hydrogen refueling stations. We are continuing to ship sensor products for use in real time measurement for reformer applications. We have redesigned a sensor head for measuring the amount of hydrogen in the out gas of the reformer. Several fuel cell and automotive companies are currently testing our Robust Hydrogen Sensor(TM) for this application. Our sensor research and development efforts are focused on working with automotive companies to develop an effective, cost-efficient sensor for hydrogen-fueled cars and trucks.

     The next generation of our Robust Hydrogen Sensor(TM), a unique thin-film-on-integrated circuit sensor will be sold as a stand-alone product as well as the sensor module for H2SCAN(TM) systems. The new Robust Hydrogen Sensor(TM) will contain a hydrogen-sensing field effect transistor (FET) that offers two orders of magnitude greater sensitivity to hydrogen than existing sensors. During the third quarter, we received the first set of prototypes of this second generation sensor from our supplier, Silicon Valley Sensors, Inc., for evaluation. This evaluation led to several design changes in the sensor. We plan to introduce the new, improved Robust Hydrogen Sensor(TM) in the second quarter of 2002 to a much broader customer base requiring hydrogen detection below 100 ppm and precision sensors for manufacturing process monitoring applications.

     H2SCAN(TM)  SYSTEM

     Our state of the art H2SCAN(TM) hydrogen-specific sensing systems offer a robust, high performance alternative to gas detectors used in many industries today, including food processing, petrochemical production, semiconductor manufacturing, and glass and metals processing. The H2SCAN(TM) system incorporates our Robust Hydrogen Sensor(TM) in a system that gathers analyzes and communicates data to control systems or human interface devices at digital speed.

     The H2SCAN(TM) system is packaged as an application-specific family of products, ranging from hand-held portable leak detectors to wall mounted leak detectors and process monitors and rack mounted multiple sensor systems. By combining efficient electronics engineering and molded assembly components, we have shortened assembly time and increased our gross profit margin on the units. At the same time, we have added to the units over nine new features and three sensor components that formerly were optional equipment. In April 2001, we delivered the first H2SCAN(TM) unit to an automotive customer for use at a hydrogen refilling station in Sacramento, California. Since then, several automotive companies have ordered and are testing H2SCAN(TM) systems for use in prototype fuel cell cars and for leak detection during fueling at hydrogen refueling stations.

     The H2SCAN(TM) system provides improved resolution and stability over a greater environmental temperature range relative to the DCH wall/ceiling-mount systems it replaces. We demonstrated this product as a prototype to L3 Communications which resulted in a contract to develop an H2SCAN(TM) system for one of L3's telecommunications applications. Several units were delivered to L3 during the fourth quarter of 2001 for testing and evaluation. The L3 units passed various military specification tests and have been approved by L3 for production. Production of these units will begin in the first quarter of 2002.

     We also shipped H2SCAN(TM) sensing systems for monitoring high-pressure hydrogen process applications. These applications require that a 40%
concentration of hydrogen gas be measured at approximately 30 atmospheres of pressure. Other customers are evaluating similar prototype units. Based on the success of these units, we will introduce a family of fixed high-pressure hydrogen sensors based on H2SCAN(TM) technology. Production is planned for mid-2002.

     THICK  FILM  HYDROGEN  SENSOR

     The Thick Film Hydrogen Sensor technology was invented and patented (under U.S. patent numbers 5,367,283 and 5,451,920) by the U.S. Department of Energy at Oak Ridge National Laboratory in Oak Ridge, Tennessee (ORNL). The sensor, developed by Barbara Hoffheins and Robert Lauf of ORNL, relies on the fact that palladium absorbs and then discharges hydrogen.

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

     We commenced the development of the Thick Film Hydrogen Sensor technology in September 1996, pursuant to a Cooperative Research and Development Agreement (CRADA) (the ORNL CRADA) with Lockheed Martin Energy Research (LMER), an ORNL contractor. Under the ORNL CRADA, we provided a business plan and product definition for commercialization of the technology, while LMER continued development efforts for certain products based on the technology. The ORNL CRADA expired in September 2001 and was not renewed.

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

     The license has an initial term of five years, with renegotiation for renewal every five years thereafter. It provides for an initial license fee (paid by DCH in September 1996) and royalties on sales of products incorporating the Thick Film Hydrogen Sensor technology. To date, no revenues have been generated from such sales. In 2001 we reached an agreement with ORNL to suspend royalty payments until such time as a commercially viable product is developed. We are continuing to conduct research and development on commercial applications for this product.

     FIBER  OPTIC  HYDROGEN  SENSOR

     The Fiber Optic Hydrogen Sensor technology was invented by the U.S. Department of Energy at the National Renewable Energy Laboratory (NREL) in Golden, Colorado. DCH, through Amerisen, a joint venture with Midwest Research Technology, Inc. (MRT), commenced development of the Fiber Optic Hydrogen Sensor technology in May 1996 pursuant to a CRADA with NREL. The NREL CRADA required NREL to have primary responsibility for design and development of a prototype sensor, while Amerisen would develop and manufacture a hydrogen detector test station and demonstrate the sensor to potential customers. Each party would contribute in-kind support, valued at an aggregate of $1,700,000. The NREL CRADA expired in September 2001 and was not extended due to technical concerns regarding the ultimate commercialization of the technology.

     FUEL  CELLS

     The fuel cell was invented by William Robert Grove in 1839. A fuel cell is a device that uses a fuel (usually hydrogen) to create electricity from an electrochemical process. To create electricity Hydrogen is introduced to one side of the fuel cell (known as the anode). The hydrogen atom is stripped of its electron as it progresses through the cell. The electron goes through a conductor creating an electrical current.

     A fuel cell produces clean power (electricity) with pure water as the only byproduct. The amount of power that can be created is significant. ONSI Corporation, one of our competitors, has manufactured a fuel cell delivering 200kW of power. Ballard Power Systems, another competitor, makes fuel cells used in buses in the U.S. and Canada which generate 205 kW (275 HP). Fuel cells are being considered for use to power electric vehicles by many of the major automobile manufacturers.

     The fuel cell industry is generally considered to be in its infancy (even though the basic technology is over 160 years old). Historically fuel cells have been large and extremely expensive to manufacture. However, rapid improvements in technology and materials coupled with increasing energy concerns have encouraged development from both government and industry. As a result, the fuel cell is quickly becoming economically viable and physically practical.

     PEM  FUEL  CELL

     Several fuel cell manufacturers have indicated that in addition to the transportation sector, fuel cells might be used in markets such as emergency power supplies, medical applications, and portable low-power sources. We are working with Los Alamos National Laboratory in Los Alamos, New Mexico (LANL) to commercialize its Proton-Exchange-Membrane (PEM) fuel cell -- a small, stackable device (each unit is approximately the same size as a soda can) that will deliver low power (less than 50 to 500 watts) reliably and cleanly. The current configuration of the PEM fuel cell is not powerful enough to operate an automobile, but it can provide enough power for people in third world countries or in an emergency situation or other venue where no power is present to operate such items as small medical equipment, communication devices and camping equipment.

     We produce PEM fuel cells in two power ranges, 5 to 50 watt and 1 kilowatt to 20 kilowatt. Each range is supported by licensed technology. Our 5 to 50 watt fuel cells (Passive PEM technology) rely on technology relating to annular feed air breathing fuel cell stacks, invented and patented (under U.S. patent numbers 5,514,486 and 5,595,834) by the U.S. DOE at LANL. The fuel cell is designed to provide clean, economic low power.

     We commenced development of the PEM fuel cell technology with LANL in March 1999, pursuant to a CRADA (the LANL CRADA). Under the LANL CRADA, we have provided a business plan and product definition for commercialization of the technology, while LANL continues development efforts for 50W and 300W fuel cells based on the technology. The LANL CRADA for the PEM fuel cell technology expires in October 2002 and contemplates aggregate development expenditures (in cash and in-kind) of $1,200,000.

     In connection with the LANL CRADA, we received two licenses for the PEM fuel cell technology. The first license grants us the exclusive license to manufacture, have made, use, import, sell and offer to sell the products based on the patented technology (with sublicense rights) in the fields of use of power generation for marine, aerospace, military, portable and remote-area applications. The exclusive license commenced in March 1999 and continues until the expiration of the last patent on the technology.

     The second license grants us the non-exclusive license to manufacture, have made, use, import, sell and offer to sell the products based on the patented technology (with sublicense rights) for all other applications. The non-exclusive license commenced in March 1999 and continues until the expiration of the last patent on the technology.

     The exclusive and nonexclusive license agreements provide for an up-front fee (paid by DCH in March 1999) and annual license fees due on January 31st of each year of the term of the nonexclusive license; these fees will be credited against royalties on net sales of the fuel cells and other payments (such as sublicense fees). This technology and license provide DCH with the ability to develop very simple (Passive) small fuel cells that are "solid state" in design. Capitalizing on several internally engineered development-derived improvements, we have commercial products in the 5 to 50 watt range that can operate from -20C to +60C. Many of these improvements have patent applications awaiting approval.

     The Active Technology, an additional PEM fuel cell technology relating to adiabatic fuel cell stacks, was invented and patents were applied for (under US patent application numbers 08/810,119 and 09/135,965) by the US DOE at LANL. The fuel cell is designed to provide clean, economic power up to about 20kW.

     In October 1999, we entered into a license agreement for the Active Technology. This agreement grants us the non-exclusive license to manufacture, have made, use, import, sell and offer to sell the products based on the technology (with sublicense rights) in all fields of use, within the United States. The license agreement continues until the expiration of the last patent on the technology.

     The  license  agreement provides for an up-front fee (paid by us in October
1999) and annual license fees due on January 31st of each year of the term of the nonexclusive license; these fees will be credited against royalties on net sales of the fuel cells and other payments (such as sublicense fees). In cooperation with LANL, we have applied for exclusive license rights in Europe and the Americas (exclusive of the United States).

     In June of 2000, we announced the formation of NeWave(TM) Fuel Cell Corporation (NeWave(TM)), a joint venture with Daido Metal Company, Ltd., a Japanese high volume production manufacturer of precision metal components. During the third quarter of 2000, the joint venture agreement was signed and is now being implemented. Under the agreement, Daido will manufacture and assemble fuel cell products, initially small portable fuel cells ranging from less than one watt to 50 watts. The joint venture will also encompass future production of larger fuel cells for stationary applications. These products will be sold by NeWave.(TM) NeWave(TM) sold its first 12W/12V portable fuel cells in August 2001 to targeted customers in the Japanese automotive, electronics manufacturing, and highway sign industries.

     In May 2001, we reached an agreement with IPS MeteoStar of Aurora, Colorado, a global supplier of remote data-logging systems that communicate information back to customers real-time via satellite, to begin distributing products with our portable fuel cells serving as the internal electric power supply. A MeteoStar monitoring system powered by our 12W/12V fuel cell is currently being used by the State of Texas for monitoring water quality.

     We received a contract in July 2001 from the Texas Natural Resource Conservation Commission (TNRCC) for 10 fourth-generation DCH Enable(TM) portable fuel cell power systems. These 30-watt systems, enclosed in robust casings for remote field operation, will provide electricity on demand to air and water quality sampling equipment, as well as communications equipment providing real-time data feedback to the TNRCC. In conjunction with the TNRCC contract, we successfully completed development of a portable fuel cell with an operating temperature range of up to 50 C, expanding the previous temperature range of the fuel cell.

     The State of Pennsylvania placed an order for one DCH Enable(TM) portable fuel cell power system in January of 2002. We shipped the unit in February of 2002.

     In 2001, we made several key deliveries of Enable(TM) fuel cells and fuel cell systems. We delivered a 5 kW fuel cell system to UOP LLC - an international developer of process technology and a supplier of natural gas reformer technology to the fuel cell industry - for integration with a natural gas fuel processor. The integrated system was delivered to a European client of the Electric Power Research Institute's (EPRI's) Power
Quality  Program  in  December  of  2001.

     Two low-temperature portable fuel cells were delivered to Shell Iceland in 2001 as part of an ongoing market study in Iceland. The fuel cells can operate at temperatures down to -20 C, a critical parameter for practical implementation of portable fuel cell power.

     We also delivered a 5 kilowatt DCH fuel cell with a natural gas reformer for testing and demonstration to the Houston Advanced Research Center
(HARC). A consortium, organized by HARC, will test the fuel cell's performance and reliability as a clean and affordable energy source. Consortium members include Dana Corporation, Southern Company, Texaco Energy Systems, Inc., and Walt Disney Imagineering Research and Development. Consolidated Edison of
New York also ordered a 5 kW natural-gas fueled fuel cell system in the third quarter of 2001 for evaluation. This unit will be delivered in April 2002.

     In the third quarter of 2001, we changed our internal materials and procurement system for fuel cells to accommodate future manufacturing needs by outsourcing certain components to reduce costs. We have also negotiated significant price reductions for stack materials and are in negotiations with contract manufacturers for the balance of fuel cell system fabrication services.

DCH  CENTER  FOR  HYDROGEN  SAFETY  (CHS)

     In June 2001, we formally established the DCH Center For Hydrogen Safety(TM) (CHS). The CHS provides consulting and training services to OEMs of hydrogen-power products, as well as generators and users of hydrogen and their suppliers. Response to the CHS has been excellent. To date the CHS has submitted six proposals for services and has received awards on all six.

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

     CHS senior consultant Dr. Addison Bain authored a white paper for the South Coast Air Quality Management District (SCAQMD) of California on compressed natural gas (CNG) and compressed hydrogen gas (CHG), addressing "Best Industrial Practices Involving CNG, CHG and CNG/CHG Blends As Automotive Fuels." The paper clarified the evolving consensus-building process for codes and standards dealing with hydrogen and built a strong case for employing prudent engineering judgment based upon applying existing related specifications and adapting them to hydrogen specific properties.

MARKETING  AND  SALES

     HYDROGEN  SENSORS

     Our marketing strategy for hydrogen sensors has three major focuses.

     First, we are targeting traditional users of hydrogen sensors - those that today require very precise sensors to monitor hydrogen used or produced in semiconductor manufacturing, petrochemical manufacturing, metals forming, nuclear power, medical manufacturing, and defense systems. These industries today settle for less-than optimal performance from a variety of gas sensors, some of which also require expensive support equipment. Our H2SCAN(TM) systems provide highly precise robust performance in harsh conditions. Moreover, they are hydrogen-specific, operating without influence - and false readings from - other background gases. Key players in the semiconductor and defense industries have recently joined the National Aeronautics & Space Administration (NASA) in validating our sensors as best-in-class.

     Second, we are targeting off-gas safety applications. Large banks of lead-acid batteries are a standard for remote power, used in a wide variety of applications ranging from standby power systems for electric utilities, to transportable power for military systems, to internal power for ocean buoys. In many cases, for lack of a suitable sensing system, these battery packs are not monitored for explosive hydrogen off-gases. Our H2SCAN(TM) sensor systems provide a new viable solution.

     Finally, we are targeting the growing vehicle market for hydrogen power, where five automobile manufacturers have ordered our sensors to validate them for onboard applications. Fuel cell vehicles running either directly on hydrogen, or on fossil fuels reformatted to provide hydrogen fuel, require sensors for both monitoring the reformatting process and as safety systems continually canvassing the vehicle for hydrogen leaks. Response to our H2SCAN(TM) systems has been very promising.

     Implementing this strategy involves four components: 1) establishing DCH in the "hydrogen community," comprised of trade groups such as the National
Hydrogen Association, the California Hydrogen Business Council and the Congressional Hydrogen Technical Advisory Panel; 2) establishing a coalition with the insurance industry to require use of hydrogen detection systems; 3) establishing strategic relationships with original equipment manufacturers in various key markets such as semi-conductor, battery monitoring and government aerospace markets; and 4) using commissioned independent sales representatives specializing in particular industries to sell our products.

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

     During 2001, we granted distribution rights to market and sell our sensor products to SunLine Services Group of Thousand Palms, California, a separate agency of SunLine Transit Authority, which is a world leader in alternative energy vehicles. SunLine Services Group is a world hub for demonstrating the latest in alternative energy vehicles, including the latest technologies from Stuart Energy, Teledyne, Siemens, Quest Air, and many others. These technologies are showcased in a "Clean Air Mall" at SunLine's headquarters.

     FUEL  CELLS

     We are focusing our portable Passive fuel cell products on remote power applications as battery replacements. DCH has commercial products in the 12 to 30 watt range that can operate from -20C to +50C as well as a wide range of humidities.

     Our portable Passive fuel cells offer power-to-weight advantages over batteries that have already attracted the interest of the military for use in field and on-body power. Fuel cells are emissions free, and require far less maintenance than batteries. For this reason our 30-watt fuel cell power pack is used in the field today by the Texas Natural Resource Conservation Commission to monitor water quality in rivers throughout the state. This product also powers uplink communications equipment to regularly send data back to central locations for real-time analysis. Other near-term potential applications include personal mobility applications, such as fuel cell powered electric bicycles and wheelchairs, and secondary vehicle power applications, such as power for refrigerators used on commercial Class 8 tractor-trailers.

     We are focusing our active fuel cell marketing efforts in the high-value standby power markets. These markets are ideally suited for the Company's active fuel cell systems, which have the reliability and quick response times demanded of high-value standby power systems while also offering other attractive advantages incumbent technologies cannot. Products for these markets are capable of commanding a premium price, with incumbent technologies selling for nearly $5,000 per kW.

     Of all the markets for high-value stand-by power, two stand out as the best opportunities for DCH. Based on our utility sales and performance history, specific attributes of our active fuel cell system technology, and our desire to focus on the earliest adopters of fuel cell power systems, we are now channeling our product development, marketing, and launch efforts on opportunities in the electric utility and telecommunication industries.

     These market segments - which are being strongly driven by their customers to a higher level of power quality and require nearly identical high-value standby power products - are expected to have annual standby and back-up power needs growing at 15% annually to nearly $1.14 billion in North America and $6.0 billion worldwide by 2005. Advances made for this industry will position us well for entry into the telecommunications markets as DCH - and the fuel cell industry in general - continues to drive the cost of products down with new materials and design for manufacturing.

     These strategies do not preclude DCH from pursuing other opportunities in other markets in the longer term. On the contrary, they will allow us to deliver and prove products with very high profile customers that will have a myriad of alternative applications in those markets requiring much larger reductions in pricing, for example, the commercial and residential facility markets and small-scale personal markets will not develop until later this decade. Our goal is to provide attractive returns on investment in the near term while positioning DCH to become a major player in fuel cell systems in many markets in the decades to come.

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

     During the years ended December 31, 1999, 2000 and 2001, we expended $841,708, $1,779,964, and $2,482,506, respectively, on research and development. None of these expenses were funded by our customers.

MANUFACTURING

     Our Robust Hydrogen Sensor product line is currently being manufactured in Valencia, California. All of our engineering, quality control and final production activities are conducted at the Valencia facility. We subcontract specialty processes relating to the Robust Hydrogen Sensor product line to several manufacturers, including Corlund Electronics which manufactures all of the circuit boards used in our Robust Hydrogen Sensor(TM). The subcontracted components are received, inspected and then processed into completed products at our facilities. We also manufacture several models of fixed area and portable hydrogen detection sensors under the H2SCAN(TM) product line. The production cycle of our Robust Hydrogen Sensor(TM) products currently averages approximately two weeks, which is a reduction of six weeks from 1999. To date, we have not experienced any interruption in the manufacture of our sensor products and we anticipate that sources for each of our subcontracted activities will continue to be readily available.

     We manufacture fuel cells at our Enable Fuel Cell Corporation facilities in Madison, Wisconsin. To date, we have not experienced any interruption in the manufacture of our fuel cell products and we anticipate that sources for each of our subcontracted activities will continue to be readily available.

BACKLOG

     We had a commercial order backlog of $921,200 for our products at December 31, 2001, compared to $198,000 at December 31, 2000. The backlog at December 31, 2001 was comprised of orders for our Enable fuel cells. We generally ship our sensor products within two weeks of when we receive a purchase order from the customer. Our fuel cells take several weeks to assemble, depending on the customer's specifications.

COMPETITION

     We  compete  in  both  the  hydrogen  sensor  and  fuel  cell  markets.

     The hydrogen sensor market is extremely competitive, with several manufacturers competing for acceptance. This is due in large part to the rise in hydrogen sales in the United States, which increased dramatically at an average annual rate of more than 25% during the period from 1993 to 1997. In addition, although the need to monitor hydrogen gas at low concentrations has been recognized for many years, the need for monitoring devices continues to expand rapidly as more hazards are identified and more stringent standards are imposed upon the industry. The market for gas sensors, including hydrogen and other gas detection devices, was internally estimated at $1.09 billion in 1997.

     We believe that our hydrogen sensor products offer several advantages over our competitors. These advantages include: 1) hydrogen specific, 2) operate in any environment within a very broad range of temperatures and pressures, 3) a faster reaction time of less than two seconds near the Lower Explosive Limit (current detectors may take as long as two minutes to return a reading), 4) a broad sensing range from 50 part per million to 99%, and 5) extended sensor life. In addition, our sensors are hydrogen-specific and therefore not prone to false readings, and operate in hostile environments such as radioactive areas. Finally, the sensors indicate a complete range of hydrogen presence, similar to that offered by mass spectrometers but at a much lower cost.

     Competition in the fuel cell industry is comprised primarily of companies that do research, testing, and early commercialization of fuel cells. This developing industry is estimated by industry sources to increase to more than $10,000,000,000 by the year 2010. We are competing primarily on the basis of fuel cell efficiency, environmental considerations and cost. We believe our simple, Passive technology will provide significant economic, utilization and performance advantages over our competitors' technologies. For example, we believe that our hydrogen fuel cells have significant advantages over existing low power fuel cells in development at other companies. These advantages include a smaller size and weight, no moving parts (it is a completely Passive device), low cost and simplicity of design. Despite this, we can give no assurance that such advantages will continue or that our hydrogen fuel cells under development will be commercially successful.

     Several companies in the United States and Canada are involved in fuel cell development, including Hydrogenics, Plug Power, United Technology's ONSI Corporation and Ballard Power Systems. Ballard Power Systems focuses primarily on development of fuel cell technology for larger stationary power systems and secondarily for transportation. Our products focus primarily on smaller, consumer sized fuel cell designs for portable or remote electric power. In Japan, at least six manufacturers have demonstrated interest in developing and marketing fuel cells. In Europe, companies in Germany, Holland, Spain and Italy are actively engaged in fuel cell development and are potential competitors, although their efforts are not as well advanced as the progress of the United States and Japanese companies. Almost all of these companies are also significantly larger than we are, possess greater financial resources and have established product lines in electric generation equipment and in other fields.

     In addition to the hydrogen fuel cell, other types of fuel cells are also being developed by different companies worldwide. These fuel cells, generally referred to by the electrolyte medium they use, include phosphoric acid, polymer electrolyte and solid oxide systems. These fuel cells are in various stages of development and aim at different applications including stationary power, transportation and portable power. The phosphoric acid fuel cell system, developed by United Technology's ONSI Corporation (80kw and higher) is in an advanced stage of development and has had limited commercial sales. We believe that this system is significantly less efficient and is expected to be more expensive compared to our fuel cell technology, but it is an alternative fuel cell product to our own.

GOVERNMENT  REGULATION

     We are permitted to export our hydrogen sensors without restriction, as the U.S. Department of Commerce, Bureau of Export Control has designated the sensor as an unrestricted export item. Our production of hydrogen fuel cells will be subject to various Occupational Safety and Health Administration (OSHA) rules, other federal, state and local laws, and insurance companies and industry professional regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. To date, we believe that we have obtained all necessary government permits and have been in substantial compliance with all of these applicable laws and regulations.

EMPLOYEES

     As of December 31, 2001, we employed 41 people on a full-time basis, consisting of 24 people in engineering/development/manufacturing, 10 in administration and 7 in sales/customer service. Our employees are not represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good. The loss of key employees could cause delays in completing contracted work and research and development and commercialization activities.

INTELLECTUAL  PROPERTY

     We have registered the trademark, "Robust Hydrogen Sensor", and are in the process of registering the trademarks, "Hydrogen is the Future -- We Can Sense It!" and "The Center for Hydrogen Safety" with the United States Patent and Trademark Office.

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

     We have applied for patent protection on certain improvements to our licensed technology with the United States Patent and Trademark Office.

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

RISKS  RELATED  TO  DCH'S  OPERATIONS

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS, WHICH MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN.

     Based on our current operating plan, we anticipate that our available funds will be sufficient to satisfy our anticipated needs for working capital, including our increased marketing expenses, capital expenditures and business expansion, into the second quarter of 2002. After that time, we will need additional capital. We are in the process of raising additional funds from investors in order to fund more rapid expansion, to increase brand development and market awareness, to develop new or enhanced technology, to respond to competitive pressures or to establish strategic relationships. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. Any new securities could have rights, preferences and privileges senior to those of our common stock. Obtaining capital will be challenging in a difficult environment, due to the economic downturn in the United States economy and the further impact on the economy as a result of recent terrorist attacks. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. Recently, certain companies with a history of generating losses apparently have been unable to raise additional financing to fund such continued losses. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion, increase brand development and market awareness, develop or enhance our service offerings, respond to competitive pressures or establish strategic relationships.

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES FOR THE NEXT TWO FISCAL YEARS; WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

     Since our inception in November 1994, we have incurred losses. Our net loss equaled $3,587,473 for the year ended December 31, 1999, $7,657,413 for the year ended December 31, 2000, and $9,930,099 for the year ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of $26,202,596.

     We anticipate that our expenses relating to developing, marketing and supporting our current and future products will increase in the future. Accordingly, for the next two fiscal years, we expect to experience additional losses as these increased expenses exceed our total revenues. These additional losses will increase our accumulated deficit.

     These conditions give rise to substantial doubt about our ability to continue as a going concern. Our financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as may be required, and ultimately to attain profitability.

WE MAY BE UNABLE TO NEGOTIATE RENEWALS OF CERTAIN CRADAS AND TECHNOLOGY LICENSES UPON WHICH WE RELY.

     We license patented technologies from other parties in order to develop and commercialize products based on those technologies. In order to develop, commercialize, manufacture and sell our products, we rely upon our ability to enter into agreements such as the LANL CRADA which permits us to exploit the technology underlying our PEM fuel cell. There is no guaranty that we will be able to negotiate renewals of this or other CRADAs or license agreements upon which we rely.

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

     Businesses and consumers remain uneducated about the benefits of alternative fuel sources. This may delay the acceptance and penetration of our fuel cell products into markets that have historically been served by traditional fuel sources. Businesses and consumers also have the option of using other methods of alternative fuel generation, including carbonate, phosphoric acid, polymer electrolyte or solid oxide fuel cell systems, as well as traditional fossil fuels such as oil and gasoline. These methods may maintain or even increase their acceptance to the detriment of our hydrogen fuel cell technology.

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

     We depend upon the continued services and performance of our executive officers and other key employees, particularly John T. Donohue, our Chief Executive Officer, Dr. Johan (Hans) Friedericy, our Chief Operating Officer and Ronald L. Ilsley, our Chief Financial Officer. We do not currently carry key person insurance on Messrs. Donohue, Friedericy or Ilsley. Competition for qualified personnel in technology, particularly in the fuel cell industry, is intense and we may not be able to retain or hire necessary personnel as a result of the highly specialized nature of our products. In addition, the amount of our limited working capital may impose compensation restrictions on us that make it difficult to attract and hire necessary employees.

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

     We are heavily reliant on the ability of Corlund Electronics to manufacture the electronic circuit boards for our Robust Hydrogen Sensor(TM). Sensor casing and other hardware are fabricated by various small manufacturers. WR Gore Inc. is our preferred supplier of fuel cell membranes, however we continue to evaluate other sources. Measurement Systems manufactures silicon wafers containing our individual sensor chips. Although delays in the shipment and receipt of our component parts may occur, historically we have experienced only those delays that tend to occur in the normal course of business.

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

SOME OF THE INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS.

     Some of the information in this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

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


                                     ITEM 2.

                             DESCRIPTION OF PROPERTY

     Our principal executive, administrative, and engineering operations are located in one 16,900 square-foot facility in Valencia, California. This facility also houses our advanced sensor development and full scale manufacturing activities, and will include on-site hydrogen production capabilities. In August 2001, we sold this property, originally purchased in 2000, to Rediger Investment Corporation. We received $1,420,000 from Rediger for the property, of which $1,256,000 was paid in cash and the balance of $164,000 received as a credit against future lease payments. Subsequent to the closing of the sale of the property, we entered into a ten-year, triple net lease with Rediger for the facilities. The lease provides for a monthly rate of $0.617 per square foot, which includes the above-referenced credit of $0.08 per month. In 2001, we consolidated our Valencia operations into this facility, and terminated two other leases for property in the area.

     We also lease approximately 3,300 square feet of space in Madison, Wisconsin for our Enable Fuel Cell Corporation, where we conduct research and development on our fuel cell products and plan to expand into limited production. This lease expires on December 31, 2002. Management considers that the current facilities are adequate for the present level of operations and that additional office and factory space is available in the immediate vicinity.


                                     ITEM 3.

                                LEGAL PROCEEDINGS

     We are not involved in any litigation.


                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In January of 2002, we requested shareholder approval of a proposal to increase our authorized shares of common stock to 100,000,000, and a proposal to increase the number of shares of our common stock reserved for issuance under our 2001 Stock Option Plan to 10,000,000. In February of 2002, we received shareholder approval of the proposal to increase the number of shares of our authorized common stock. As of March 1, 2002, we had not received the approval of our shareholders authorizing the increase of shares of common stock reserved for issuance under the 2001 Stock Option Plan. Our Board of Directors extended the deadline for receiving approval of this proposal to April 2, 2002.

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

Period                                        Low Bid   High Bid
------                                        -------   --------
Fiscal 2001
  Fourth Quarter                              $   0.30  $    0.90
  Third Quarter                               $   0.50  $    2.05
  Second Quarter                              $   1.47  $    3.05
  First Quarter                               $   1.56  $    3.75

Fiscal 2000
  Fourth Quarter                              $   1.25  $    6.19
  Third Quarter                               $   2.97  $    8.13
  Second Quarter                              $   3.94  $    9.03
  First Quarter                               $   2.97  $   16.50


     On March 5, 2002, the closing price of our common stock on the Amex Stock Exchange was $ 0.56 per share and there were approximately 391 holders of record of our common stock. However, we believe, based on stockholder records, that we have in excess of 19,000 individual stockholders.

     Our common stock price is likely to be highly volatile. The market price of our common stock has been, and is likely to continue to be, highly volatile as the stock market in general, and the market for technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology companies' stocks have been highly volatile within the last 52 weeks and have recorded lows well below historical highs. We cannot assure you that our stock will trade at the same levels of other technology stocks or that technology stocks in general will sustain their current market prices.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     We have previously disclosed all information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended December 31, 2001. Please see our Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001.


                                     ITEM 6.
                                     -------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     DCH is engaged in the acquisition, development and commercialization of hydrogen-based technologies.

     DCH develops and/or licenses patented technologies and converts the technologies into viable products that we then produce and sell. We focus on technologies related to the use of hydrogen, primarily hydrogen-specific gas sensors and hydrogen-based proton exchange membrane (PEM) fuel cells. We also provide hydrogen safety services.

     We introduced our first hydrogen gas detector product line, the Robust Hydrogen Sensor product line, in November 1998. We currently offer eight hydrogen sensor products, including our new family of H2SCAN sensing systems. We began development of a low power (up to 10 kWs) fuel cell in 1998. In March 2000, we created a wholly-owned subsidiary, Enable Fuel Cell Corporation, to focus on this development and create channels to market. We currently offer and have placed into the market alpha and beta fuel cell products ranging in power from less than one watt to 5 kW.

     We currently obtain our funding from equity financings and product sales. As production activity increases and we implement our complete marketing strategy, we expect revenues from sales of products to increase as a proportion of our funding.

     On  August  10,  2000, our common stock began trading on the American Stock
Exchange  under  the  symbol  "DCH."

RESULTS  OF  OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     For the year ended December 31, 2001, we had sales of $1,143,014, compared to sales of $961,551 for the year ended December 31, 2000. The increase in sales for the year was due to the delivery of several fuel cell units in 2001. Sales of sensors in 2001 remained at a level consistent with the previous year. The cost of products sold increased to $1,043,611 for the year ended December 31, 2001, compared to $729,147 for the year ended December 31, 2000. In percentage terms, cost of goods sold represented 91.3% of total sales for the year ended December 31, 2001, versus 75.8% for the same period in 2000. The percentage increase of cost of goods sold in 2001 versus 2000 is due to the fact that in 2001, fuel cell sales, with lower margins, comprised a larger portion of our revenues. We produced a gross profit of $99,403 for the year ended December 31, 2001, compared to a gross profit of $232,404 for the same period ended December 31, 2000.

     Selling, general and administrative expenses were $2,765,183 for the year ended December 31, 2001, compared to $4,446,006 for the comparable period in 2000. During the year, management exercised tight control over expenses. Items such as trade shows and travel, which were not contributing to the near term commercialization of our products, were eliminated. Salaries were not increased during the year and the number of employees decreased. The result was a reduction of selling, general and administrative expense by $1,680,823.

     The reduction in selling, general and administrative expense was offset by an increase in the cost of stock options issued for services, which equaled $4,476,666 for the year ended December 31, 2001 compared to $1,279,874 for the year ended December 31, 2000. The increase was due to management's offer early in 2001 of increased stock options for employees who elected to continue or increase the amount of stock options received in lieu of cash compensation. The accounting guidelines require that we treat the difference between the option granted and our stock price for the corresponding period as a non-cash expense. During 2001 we realized a cash savings, due to this reduced cash requirement, of approximately $500,000.

     Depreciation and amortization increased to $ 285,360 for the year ended December 31, 2001, compared to $234,715 for the year ended December 31, 2000. The increase was primarily due to the fact that we owned the Rockefeller building for a longer period of time in 2001 than in 2000.

     A total of $2,482,506 was spent on research and development during the year ended December 31, 2001, compared to expenditures of $1,779,964 for the period ending December 31, 2000. The increase in research and development expenses during the period was due to a greater focus on commercialization and development of products. In order to continue to improve our sensor products and bring our fuel cell products into the market, it is likely that we will continue to spend substantial funds on research and development.

     We had interest income of $32,459 and interest expense of $49,539 in the year ended December 31, 2001, compared to interest income of $128,581 and interest expense of $46,642 in the year ended December 31, 2000. The interest income decline in 2001 was due to a decreased amount of funds on deposit while the increased interest expense in 2001 was due to the financing costs of our Valencia facility.

     In the year ended December 31, 2001 we also experienced a loss on disposal of assets of $50,218 due to our sale of certain equipment not required for our business, compared to $25,089 for the year ended December 31, 2000. In addition, we incurred a loss of $22,982 for the year ending

December 31, 2001, compared to $12,788 for the year ended December 31, 2000 from our investments in limited liability companies and a joint venture. We wrote down the carrying value of an investment by an additional $10,000 and received rents from customers of $69,000 for the year ended December 31, 2001.

     As a result of these factors, we had a net loss of $9,930,099 for the year ended December 31, 2001, compared to a net loss of $7,654,093 for the year ended December 31, 2000.

     Offset in part by an increase in the number of shares outstanding during the period (we had 31,696,118 weighted average common shares outstanding for the year ended December 31, 2001, as compared to 23,929,000 weighted average common shares outstanding for the year ended December 31, 2000), the net loss per share decreased to $0.31 per share for the year ended December 31, 2001, as compared to a loss of $0.32 per share for the comparable period in 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     To date, we have funded our operations primarily through private placements of equity securities, product sales and loans from officers and principal stockholders. We generated a total of $4,254,299 in net cash from financing activities for the year ended December 31, 2001, as compared to net cash from financing activities of $7,378,842 generated during the comparable period in 2000. Substantially all of the financing activities for the year ended December 31, 2001 consisted of sales of common stock, together with the exercise of warrants and stock options. In addition, we retired $766,525 of long-term bank debt.

     We utilized $5,808,057 of net cash for operating activities in the year ended December 31, 2001, compared to the utilization of $5,308,547 of net cash for operating activities for the comparable period in 2000. The increase in net cash used for operating activities reflects the reduction of accounts payable, accrued compensation and the accounting treatment of the issuance of common stock for services. We received $1,834,739 of net cash from investing activities in the year ended December 31, 2001, compared to use of $3,188,079 of net cash for investing activities in the year ended December 31, 2000. The primary source of these funds in the year ending December 31, 2001 related to the sale and lease back of our manufacturing facility in Valencia, California. In the prior year cash was used for the purchase of production facilities and equipment.

     At December 31, 2001, we had $356,281 in unrestricted cash, compared to $75,300 in cash at December 31, 2000. We had working capital of $628,161 at December 31, 2001, compared to a working capital deficit of $1,005,411 at December 31, 2000. We also had accounts receivable of $230,192 at December 31, 2001, compared to accounts receivable of $175,047 at December 31, 2000. Investment in inventory totaled $528,442 at December 31, 2001 versus $528,816 for the same period in 2000. The growth in 2001 in receivables is consistent with the overall increase in sales for the year.

     We have taken measures to preserve our available cash. In February 2001, we laid-off four employees of our sensor division and one in Washington DC. In 2001, consultants to our fuel cell division and certain employees agreed to receive options to purchase shares of our common stock in lieu of cash compensation. We believe that these measures enabled us to save approximately $500,000 in the year ended December 31, 2001.

     We remain dependent upon our ability to obtain outside financing through the issuance of additional securities until we achieve sustained profitability through increased sales. Management believes that we will require significant resources for the remainder of the year ending December 31, 2002, principally to fund our working capital needs to support the commercialization of our hydrogen sensor and fuel cell products and continuing research and development efforts. At the present time, we estimate that we will require approximately $4,500,000 to fund our operations (including the commercialization of our products and ongoing research and development) through 2002. We have already raised $829,000 of this amount through February 15, 2002, and we expect to generate the necessary resources for our 2002 business plan through a combination of the contribution from sales of our products and additional sales of equity securities. In April of 2001, we entered into a Sales Agency Agreement with Delano Group Securities, LLC (Delano). Under the terms of this agreement, Delano agreed to act as our exclusive sales agent, on a best efforts basis, to sell up to 900,000 shares of our common stock. In December of 2001, Delano had sold all 900,000 shares subject to the agreement. We entered into a second Sales Agency Agreement with Delano in December of 2001 for the sale of up to 1,000,000 shares of our common stock under terms similar to those of the prior agreement. In January of 2002, we amended the second agreement to provide for the sale of an additional 1,000,000 shares of our common stock. In February 2002, we obtained the approval of our shareholders to increase our authorized common stock to 100,000,000 shares, thus making available additional common stock for use in raising capital. There can be no assurance, however, that we will be able to generate capital sufficient to meet these needs. Our capital requirements depend on many factors, including but not limited to the following:

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

     These conditions give rise to substantial doubt about our ability to continue as a going concern. Our financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as may be required, and ultimately to attain profitability.

     The report of our independent certified public accountants, included in this Annual Report on Form 10-KSB, contains a paragraph regarding our ability to continue as a going concern.

                                     ITEM 7.

                              FINANCIAL STATEMENTS




                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of DCH Technology, Inc.

We have audited the accompanying consolidated balance sheet of DCH Technology, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCH Technology, Inc. and Subsidiaries as of December 31, 2001, and 2000 and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial net losses and utilized substantial amounts of cash in its operating activities over the past several years and as of December 31, 2001 has an accumulated deficit of $26,202,596. These matters, among other, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Los Angeles, California
February 1, 2002




--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-25

DCH TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS

DECEMBER 31,                                                          2000           2001
---------------------------------------------------------------------------------------------

                                            ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $     75,300   $    356,281
  Accounts receivable                                                 175,047        230,192
  Inventory                                                           528,816        528,442
  Prepaid expenses                                                     84,261        444,643
  Other receivables                                                    17,076          6,392
                                                                 -------------  -------------
          Total current assets                                        880,500      1,565,950
                                                                 -------------  -------------

PROPERTY AND EQUIPMENT,  net                                        2,362,357        633,040
                                                                 -------------  -------------

OTHER ASSETS
  Intangible assets, net of accumulated amortization                  134,536        135,608
  Restricted cash deposit                                             700,000              -
  Investments with no readily determinable fair value                  25,000         15,000
  Investment in joint venture                                          41,623         32,696
  Other                                                                10,190        119,156
                                                                 -------------  -------------
          Total other assets                                          911,349        302,460
                                                                 -------------  -------------

                                                                 $  4,154,206   $  2,501,450
                                                                 =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $    659,053   $    469,292
  Accrued expenses                                                    427,563        167,116
  Accrued compensation                                                728,805        212,919
  Unearned revenue                                                          -         75,000
  Current portion of note payable                                      55,867              -
  Current portion of capital lease obligations                         14,623         13,462
                                                                 -------------  -------------
          Total current liabilities                                 1,885,911        937,789

LONG-TERM LIABILITIES, net of current portion
  Note payable                                                        710,658              -
  Capital lease obligations                                            14,662              -

MINORITY INTEREST                                                           -          3,544
STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value, 5,000,000 shares authorized,
    no shares issued or outstanding                                         -              -
  Common stock, $.01 par value, 50,000,000 shares authorized,
    25,560,616 and 32,148,730 shares issued and outstanding           255,606        321,487
  Additional paid in capital                                       17,631,900     27,514,120
  Investment in limited liability companies                           (68,714)       (64,554)
  Other comprehensive loss                                             (3,320)        (8,340)
  Accumulated deficit                                             (16,272,497)   (26,202,596)
                                                                 -------------  -------------
          Total stockholders' equity                                1,542,975      1,560,117
                                                                 -------------  -------------

                                                                 $  4,154,206   $  2,501,450
                                                                 =============  =============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-26

DCH TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31,                                      2000          2001
------------------------------------------------------------------------------------

SALES                                                     $   961,551   $ 1,143,014

COST OF GOODS SOLD                                            729,147     1,043,611
                                                          ------------  ------------

          Gross profit                                        232,404        99,403

OPERATING EXPENSES
  Selling, general and administrative expenses              4,446,006     2,765,183
  Stock options issued for services                         1,279,874     4,476,666
  Depreciation and amortization                               234,715       285,360
  Research and development                                  1,779,964     2,482,506
                                                          ------------  ------------

          Total operating expenses                          7,740,559    10,009,715
                                                          ------------  ------------

          Loss from operations                             (7,508,155)   (9,910,312)
                                                          ------------  ------------

OTHER INCOME (EXPENSE)
  Interest expense                                            (46,642)      (49,539)
  Interest income                                             128,581        32,459
  Loss on disposal of assets                                  (25,089)      (50,218)
  Loss in limited liability companies and joint venture       (12,788)      (22,982)
  Impairment loss on investments                             (190,000)      (10,000)
  Other income                                                      -        69,000
                                                          ------------  ------------

          Total other income (expense)                       (145,938)      (31,280)
                                                          ------------  ------------

NET LOSS BEFORE MINORITY INTEREST                          (7,654,093)   (9,941,592)

MINORITY INTEREST                                                   -        11,493
                                                          ------------  ------------
NET LOSS                                                   (7,654,093)   (9,930,099)
OTHER COMPREHENSIVE LOSS
  Foreign currency translation adjustments                     (3,320)       (5,020)
                                                          ------------  ------------

COMPREHENSIVE LOSS                                        $(7,657,413)  $(9,935,119)
                                                          ============  ============


NET LOSS PER SHARE
  Basic                                                   $     (0.32)  $     (0.31)
                                                          ============  ============
  Diluted                                                 $     (0.32)  $     (0.31)
                                                          ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING                        23,929,000    31,696,118
                                                          ============  ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-27

DCH TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         YEARS ENDED DECEMBER 31, 2000 AND 2001
-------------------------------------------------------------------------------------------------------------------------------

                                              Common stock                   Additional     Stock                     Other
                                         --------------------  ------------   Paid-in    Subscription  Investment Comprehensive
                                           Shares     Amount    Subscribed     Capital    Receivable    in LLCs        Loss
                                         ----------  --------  ------------  -----------  -----------  ---------  -------------
BALANCE - DECEMBER 31, 1999              19,325,995  $193,259   $  131,000   $ 9,775,433  $         -  $(79,445)  $          -

  Issuance of common stock, options
    and warrants for services               216,500     2,165            -     1,279,874            -         -              -

  Issuance of common stock and warrants
    for cash, net of commissions paid     2,490,000    24,900            -     5,070,031            -         -              -

  Issuance of common stock for
    patent purchase                           3,061        31            -         9,535            -         -              -

  Issuance of common stock pursuant
    to exercise of options and warrants   3,379,504    33,795            -     1,367,483            -         -              -

  Issuance of stock subscribed              145,556     1,456     (131,000)      129,544            -         -              -

  Foreign currency translation loss               -         -            -             -            -         -         (3,320)

  Loss on investment in LLC                       -         -            -             -            -    10,731              -

  Net loss                                        -         -            -             -            -         -              -
                                         ----------  --------  ------------  -----------  -----------  ---------  -------------

BALANCE - DECEMBER 31, 2000              25,560,616   255,606            -    17,631,900            -   (68,714)        (3,320)
                                         ----------  --------  ------------  -----------  -----------  ---------  -------------

  Issuance of common stock, options
    and warrants for services               241,592     2,416            -     4,896,840            -         -              -

  Issuance of common stock and warrants
    for cash, net of commissions paid     2,522,054    25,220            -     3,540,240            -         -              -

  Issuance of common stock for
    litigation settlement                    10,000       100            -        12,100            -         -              -

  Issuance of common stock pursuant
    to exercise of options and warrants   3,814,468    38,145            -     1,433,040            -         -              -

  Issuance of stock subscribed                    -         -            -             -            -         -              -

  Foreign currency translation loss               -         -            -             -            -         -         (5,020)

  Loss on investment in LLC                       -         -            -             -            -     4,160              -

  Net loss                                        -         -            -             -            -         -              -
                                         ----------  --------  ------------  -----------  -----------  ---------  -------------

BALANCE - DECEMBER 31, 2001              32,148,730  $321,487  $         -   $27,514,120  $         -  $(64,554)  $     (8,340)
                                         ==========  ========  ============  ===========  ===========  =========  =============


                                                            Total
                                          Accumulated   Stockholders'
                                            Deficit        Equity
                                         -------------  ------------
BALANCE - DECEMBER 31, 1999               $(8,618,404)  $ 1,401,843

  Issuance of common stock, options
    and warrants for services                       -     1,282,039

  Issuance of common stock and warrants
    for cash, net of commissions paid               -     5,094,931

  Issuance of common stock for
    patent purchase                                 -         9,566

  Issuance of common stock pursuant
    to exercise of options and warrants             -     1,401,278

  Issuance of stock subscribed                      -             -

  Foreign currency translation loss                 -        (3,320)

  Loss on investment in LLC                         -        10,731

  Net loss                                 (7,654,093)   (7,654,093)
                                         -------------  ------------

BALANCE - DECEMBER 31, 2000               (16,272,497)    1,542,975
                                         -------------  ------------

  Issuance of common stock, options
    and warrants for services                       -     4,899,256

  Issuance of common stock and warrants
    for cash, net of commissions paid               -     3,565,460

  Issuance of common stock for
    litigation settlement                           -        12,200

  Issuance of common stock pursuant
    to exercise of options and warrants             -     1,471,185

  Issuance of stock subscribed                      -             -

  Foreign currency translation loss                 -        (5,020)

  Loss on investment in LLC                         -         4,160

  Net loss                                 (9,930,099)   (9,930,099)
                                         -------------  ------------

BALANCE - DECEMBER 31, 2001              $(26,202,596)  $ 1,560,117
                                         =============  ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-29

DCH TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                        2000          2001
--------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(7,654,093)  $(9,930,099)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                               234,715       285,360
    Loss on disposal of property and equipment                   25,089        50,218
    Issuance of stock, warrants and options for services      1,282,039     4,546,455
    Loss from investment in partnerships and joint venture       12,788         8,069
    Minority interest                                                 -       (11,493)
    Impairment loss on investments                              190,000        10,000
    Changes in assets and liabilities:
      Accounts receivable                                       (31,919)      (55,145)
      Inventory                                                (401,497)          374
      Prepaid expenses                                            5,987        53,617
      Other receivables                                          43,024        10,684
      Accounts payable                                          414,514      (189,761)
      Accrued expenses                                          158,873      (145,449)
      Accrued compensation                                      411,933      (515,887)
      Unearned revenue                                                -        75,000
                                                            ------------  ------------

      Net cash used in operating activities                  (5,308,547)   (5,808,057)
                                                            ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Restricted cash deposit                                      (700,000)      700,000
  Minority interest in LLC                                            -        15,037
  Deposits on equipment leases                                  (10,190)        5,385
  Investment in joint venture                                   (47,000)            -
  Purchase of licenses and intellectual property                (57,257)      (37,684)
  Purchase of property and equipment                         (2,373,632)     (114,489)
  Proceeds from sale of property and equipment                        -     1,266,490
                                                            ------------  ------------

      Net cash used in investing activities                  (3,188,079)    1,834,739
                                                            ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock and warrants             5,094,931     3,565,462
  Principal payments on capital leases                          (14,892)      (15,823)
  Proceeds from long-term debt                                  800,000             -
  Principal payments on long term debt                          (33,475)     (766,525)
  Proceeds from exercise of options and warrants              1,401,278     1,471,185
  Proceeds from common stock subscriptions receivable           131,000             -
                                                            ------------  ------------

      Net cash received from financing activities             7,378,842     4,254,299
                                                            ------------  ------------

NET INCEASE (DECREASE) IN CASH                               (1,117,784)      280,981

CASH, beginning of year                                       1,193,084        75,300
                                                            ------------  ------------

CASH, end of year                                           $    75,300       356,281
                                                            ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                              $    46,642   $    49,539
                                                            ============  ============
      Income taxes                                          $     1,600   $     4,374
                                                            ============  ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-30

DCH TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES -

     During the year ended December 31, 2000, the Company issued 3,061 shares of common stock with a fair market value of $9,566 for the purchase of a patent license.

     During the year ended December 31, 2001, the Company issued $115,000 of stock options for settlement of certain obligations.

     During the year ended December 31, 2001, prepaid services under a consulting agreement of $250,000 were paid with the issuance of common stock.

     During the year ended December 31, 2001, the Company settled a legal issue through issuance of $12,100 of common stock.



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-31

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

     DCH Technology, Inc. and an unrelated entity formed Center for Hydrogen Safety, LLC, a California limited liability company, organized on April 12, 2001. Its primary purpose is to provide hydrogen reliability and safety consulting services. DCH Technology, Inc. owns 70% and consolidates the accounts of the LLC.

     GOING CONCERN - The Company has experienced net losses over the past several years and as a result has an accumulated stockholders' deficit of approximately $26,203,000 as of December 31, 2001. Additionally, the Company had negative cash flow from operations of approximately $5,808,000 for the year ended December 31, 2001 and $5,309,000 for the year ended December 31, 2000. To date, the Company has relied primarily on funding from the issuance of equity securities and stock options in lieu of cash compensation to sustain its operations. Based upon the companies current operating plan, management anticipates that funds will be sufficient to satisfy working capital needs into the second quarter of 2002, after which time, additional capital will be required. It is anticipated that raising additional capital will be challenging and difficult, and there is no certainty that additional financing will be obtained in amounts sufficient to sustain the company at its current level of operations. These matters give rise to substantial doubt about the ability of the Company to continue as a going concern. The Company's ability to continue as going concern is dependent upon its ability to obtain additional financing, and ultimately, to attain profitability.

Management has taken certain actions and is pursuing additional measures to support the Company's current operating plan, including the following:

     - Strict budgetary controls have been implemented with the implementation of a new accounting and information system.
     - Through private placements of equity securities, the Company raised approximately $828,000 subsequent to December 31, 2001.
     - The Company is continuing to pursue equity and/or debt financing from various sources, including sources who have invested in DCH Technology in the past. Currently, the Company is in active discussion with several potential investors and strategic merger candidates.
     - Discretionary research, development and other expenditures may be curtailed, as necessary, in the event the Company is unable to generate or raise sufficient funds to sustain current operating levels.


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-32

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     PRINCIPALS OF CONSOLIDATION - The consolidated financial statements include the accounts of DCH Technology, Inc. and its wholly owned subsidiaries, DCH Sensors Corporation and Enable Fuel Cells Corporation and its majority owned (70%) subsidiary, Center for Hydrogen Safety LLC. All intercompany transactions and balances have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS - For purposes of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are provided using straight-line and accelerated methods over the estimated useful lives, which range from 5 to 10 years. Leasehold and building improvements are amortized over their estimated useful lives, which range from 5 to 10 years.

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

     For the year ended December 31, 2001, management determined that the investments were impaired, and wrote the investments down an additional $10,000 from an original cost of $215,000 to their estimated net realizable value of $15,000.

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

     ACCOUNTS RECEIVABLE AND ALLOWANCES - Accounts receivable are stated at gross amounts invoiced less estimated allowance for doubtful accounts of $10,300 at December 31, 2001 and $0 at December 31, 2000.



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-33

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

     INCOME TAXES - Income tax expense is computed using an asset and liability method, using expected annual effective tax rates. Under this method, deferred income taxes are recorded resulting from differences in the financial reporting basis and the income tax reporting basis of assets and liabilities. Income taxes are further explained in Note 10.

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

     IMPAIRMENT ON LONG-LIVED ASSETS - Certain long-lived assets of the Company are reviewed at least annually as to whether their carrying values have become impaired in accordance with Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or the projected cash flows from related operations. As of December 31, 2001, the Company expects the remaining carrying value of assets to be fully recoverable.



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-34

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     STOCK BASED COMPENSATION - As permitted by SFAS 123, "Accounting for Stock-Based Compensation", the Company continues to apply APB Opinion No. 25 (APB 25) and related Interpretations in accounting for its options issued to employees. The Company accounts for stock-based compensation issued to consultants and vendors as prescribed by SFAS 123. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock. The standard allows the Company to continue to account for stock-based compensation issued to employees under APB 25, with disclosure of the effects of SFAS 123. The proforma effect on income as if the Company had adopted SFAS 123 is disclosed in Note 11.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation. These changes have no effect on net earnings.

     EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock outstanding during the period. The Company has not included the effect of assumed conversions and exercises of stock options and warrants since the effect of such an inclusion would be antidilutive. Equity instruments, including stock options and warrants, which are exercisable into 13,680,338 shares of common stock at December 31, 2001, have been excluded because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

     NEW ACCOUNTING PRONOUNCEMENTS - During 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 144 ("Accounting for Impairment or Disposal of Long-Lived Assets"), No. 143
("Accounting for Assets Retirement Obligations"), No. 142 ("Goodwill and Other Intangible Assets") and No. 141 ("Business Combinations") which are effective for fiscal 2001 and 2002. Management believes these pronouncements do not have a material effect on the Company's financial statements or disclosures.

NOTE  3  -  INVENTORY

                   2000      2001
                 --------  --------
Raw Materials    $393,158  $296,560
Work-in-process   124,797   221,630
Finished goods     10,861    10,252
                 --------  --------
                 $528,816  $528,442
                 ========  ========



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-35

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  4  -  PROPERTY  AND  EQUIPMENT

                                                2000         2001
                                             -----------  -----------
  Land                                       $  270,000   $        -
  Building                                    1,081,760            -
  Automobiles                                    34,260            -
  Equipment                                     813,281      788,327
  Furniture and Fixtures                         21,635       22,311
  Building improvements                         358,640            -
  Leasehold improvements                         36,137      235,055
                                             -----------  -----------

                                              2,615,713    1,045,693
  Accumulated depreciation and amortization    (253,356)    (412,653)
                                             -----------  -----------

                                             $2,362,357   $  633,040
                                             ===========  ===========


          Depreciation and amortization expense on property and equipment for the year ended December 31, 2000 and 2001, were $203,853 and $248,748, respectively. As described in Note 9, in 2001, the Company sold a building and land.

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

     The total amortization expense related to intangibles was $30,862 and $36,613 for the years ended December 31, 2000 and 2001, respectively.

     Future  minimum  royalty  payments  under  these  license  agreements  are:

2002               $   82,000
2003                   82,000
2004                   82,000
2005                   82,000
2006                   82,000
Thereafter            698,000
                   ----------

                   $1,108,000
                   ==========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-36

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  6  -  INVESTMENTS  IN  LIMITED  LIABILITY  COMPANIES  AND  JOINT  VENTURES

     The Company has invested in two limited liability companies (LLC) and one joint venture (JV), which are accounted for using the equity method of accounting. Under the equity method of accounting, the Company adjusts the carrying amount of an investment for its share of the earnings and losses of the LLCs and JV and reports the recognized earnings and losses in income. Dividends received, if any, would reduce the carrying amount of these investments.

     During the year ended December 31, 2000, the Company entered into a joint venture (NeWave (TM)) with Daido Metal Company, Ltd., a Japanese company. The initial investment was $47,000 or 5,000,000 Japanese Yen.

     The financial position and results of operations of the Company's equity investments (Infrasol, LLC, Renewable Energies Group, LLC and NeWave (TM)) as of December 31, 2001 and for the years ended December 31, 2000 and 2001 are:

                                                                Renewable
                                                   Infrasol,     Energies
                                                      LLC       Group, LLC     NeWave (TM)
                                                  -----------  ------------  --------------
FINANCIAL POSITION as of December 31, 2001
  Assets
    Cash                                          $   16,268   $     4,991   $      76,248
    Investments, available for sale                   31,800        15,900               -
                                                  -----------  ------------  --------------

                                                      48,068        20,891          76,248

  Liabilities
    Accounts payable                                  45,466        38,286          10,856
                                                  -----------  ------------  --------------
  Net assets                                      $    2,602   $   (17,395)  $      65,392
                                                  ===========  ============  ==============
  DCH Technology, Inc. investment in LLCs and JV  $    1,301   $    (5,793)  $      32,696
                                                  ===========  ============  ==============

FINANCIAL POSITION as of December 31, 2000
  Assets
    Cash                                          $   16,943   $     4,991   $      83,246
    Investments, available for sale                   90,000        45,000               -
                                                  -----------  ------------  --------------

                                                     106,943        49,991          83,246

  Liabilities
    Accounts payable                                  45,002        27,515               -
                                                  -----------  ------------  --------------
  Net assets                                      $   61,941   $    22,476   $      83,246
                                                  ===========  ============  ==============
  DCH Technology, Inc. investment in LLCs and JV  $   30,971   $     7,485   $      41,623
                                                  ===========  ============  ==============

RESULTS OF OPERATIONS
  Year ended December 31, 2000
  Revenues                                        $      348   $         -   $           -
  Operating expenses                                  21,371           666           4,114
                                                  -----------  ------------  --------------
    Net loss                                      $  (21,023)  $      (666)  $      (4,114)
                                                  ===========  ============  ==============
  DCH Technology, Inc. allocated loss             $  (10,512)  $      (222)  $      (2,057)
                                                  ===========  ============  ==============

  Year ended December 31, 2001
  Revenues, net                                   $        -   $         -   $      62,463
  Operating expenses                                   3,251        10,771          70,217
                                                  -----------  ------------  --------------
    Net loss                                      $   (3,251)  $   (10,771)  $      (7,754)
                                                  ===========  ============  ==============
  DCH Technology, Inc. allocated loss             $   (1,626)  $    (3,587)  $      (3,877)
                                                  ===========  ============  ==============



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-37

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  6  -  INVESTMENTS  IN  LIMITED  LIABILITY  COMPANIES  AND  JOINT  VENTURES
(CONTINUED)

     THE DIFFERENCE IN THE AMOUNT CARRIED ON THE BALANCE SHEET AS INVESTMENTS IN LIMITED LIABILITY COMPANIES AND THE AMOUNT OF NET ASSETS ATTRIBUTABLE TO THE COMPANY IS ATTRIBUTABLE TO UNREALIZED HOLDING GAINS AND LOSSES OFFSET BY STOCK SUBSCRIPTION RECEIVABLES. UNREALIZED HOLDING GAINS AND LOSSES ARE ATTRIBUTABLE TO THE CHANGES IN VALUE OF THE COMPANY'S COMMON STOCK, WHICH HAVE BEEN EXCLUDED FROM THE STATEMENT OF OPERATIONS. SINCE THE PRIMARY ASSET OF THE LLCS IS THEIR INVESTMENT IN THE COMPANY, THE LLCS HAVE BEEN RECORDED AS A REDUCTION TO STOCKHOLDERS' EQUITY.

NOTE  7  -  ACCRUED  EXPENSES

                             2000      2001
                           --------  --------
Board of Director's fees   $112,000  $ 31,129
Legal and settlement fees   238,772         -
Royalty and license fees     51,249    55,856
Consulting services               -    29,166
Other                        25,542    50,965
                           --------  --------

                           $427,563  $167,116
                           ========  ========

NOTE     8  -  CAPITAL  LEASES

     The Company leases various computer equipment under non-cancelable lease agreements. Future minimum lease payments under capital leases as of December 31, 2001 are:

     Total minimum  payments                              16,803
     Amount representing interest at 12% to 13%           (3,341)
                                                     ------------

     Present value of net minimum lease payments     $    13,462
                                                     ============


     As of December 31, 2000 and 2001, equipment under capital lease agreements amounted to $43,638 and accumulated amortization amounted to $21,315 and $31,348, respectively. Amortization expense under capital leases for the years ended December 31, 2000 and 2001, was $17,052 and $10,033, respectively.


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-38

                      DCH TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE   9  -  SALES  AND  LEASEBACK  TRANSACTION

     During the year ended December 31, 2001, the Company sold land and a building for cash consideration of $1,256,000, less selling expenses, and $164,000 in rent credit, resulting in a loss on the sale of approximately $50,000. The Company repaid the mortgage note of approximately $730,000, and received from the lender a $700,000 Certificate of Deposit which had been held as collateral. In connection with the sale, the Company entered into an operating lease with the buyer, in which the Company leases the building over a ten-year period. The $164,000 rent credit is amortized ratably over the lease term (See also Note 15).

NOTE  10  -  INCOME  TAXES

     Deferred income taxes reflect the net tax effects of temporary difference in the carrying amounts of assets and liabilities for financial reporting and income tax reporting purposes. The Company's deferred tax assets are comprised of the following items:

                                     2000          2001
                                 ------------  -------------
Net operating loss carryforward  $ 6,858,300   $ 10,469,000
Stock option compensation            842,100      1,344,900
Impairment losses                     76,000         80,000
Other                                319,500        121,300
                                 ------------  -------------
                                   8,095,900     12,015,200
Valuation allowance               (8,095,900)   (12,015,200)
                                 ------------  -------------
Net deferred tax asset           $         -   $          -
                                 ============  =============

     At December 31, 2000 and 2001, the valuation allowance of $8,095,900 and $12,015,200 represent increases of $6,244,600 and $3,919,300, respectively, over the preceding year.


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-39

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  10  -  INCOME  TAXES  (CONTINUED)

     A reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2000 and 2001 is as follows:

                                                   2000      2001
                                                  ------    ------
Federal tax benefit                               (34.0) %  (34.0) %
State tax benefit, net of federal tax              (5.8)     (5.8)
Change in valuation allowance on deferred taxes    66.8      39.8
Change in effective rates on valuation allowance  (27.0)        -
                                                  ------    ------
                                                      -  %      -  %
                                                  ======    ======


     During the year ended December 31, 2000, the Company changed its estimated effective federal tax rate for the future reversal of temporary differences from 15% to 34%.

     The Company has approximately $26,000,000 of federal net operating loss carryforwards available to reduce future federal and state tax liabilities which will begin to expire at various times starting 2013 and 2002, respectively.


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-40

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  11  -CAPITAL  TRANSACTIONS

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

     For the year ended December 31, 2000 and 2001, the Company has recognized compensation expense of $760,080 and $3,652,636, respectively, for stock-based awards issued to employees and Directors under APB No. 25. For the year ended December 31, 2000 and 2001, the Company has recorded consulting fees of $225,771 and $824,030, respectively, for stock-based awards issued to consultants.

     The following table summarizes the activity of incentive and non-qualified stock options for the years ended December 31, 2000 and 2001:

                                Outstanding Options
                            ----------------------------
                              Number     Exercise Price
                            -----------  ---------------
Balance, December 31, 1994     534,333   $          2.48
  Granted                       60,000             11.25
  Exercised                   (162,766)             1.66
                            -----------  ---------------

Balance, December 31, 1999   6,278,023   $          0.43
Granted                      1,673,011              2.20
Exercised                   (1,231,851)             0.59
                            -----------  ---------------

Balance, December 31, 2000   6,719,183              0.84
Granted                      8,196,397              1.37
Exercised                   (2,170,817)             0.31
                            -----------  ---------------

Balance, December 31, 2001  12,744,763   $          1.16
                            ===========  ===============

     The following summarizes information about stock options outstanding at December 31, 2001:

                    -----------  ---------------------------  -----------------
Range of exercise     Number     Weighted average remaining   Weighted average
prices              outstanding       contractual life         exercise price
------------------  -----------  ---------------------------  -----------------

0.22 - $0.25         2,835,730                   5.97 years  $            0.25
0.26 - $1.00         5,334,121                   3.81 years               0.68
1.01 - $8.82         4,574,912                   4.14 years               2.29
                    -----------  --------------------------  -----------------

                    12,744,763                   4.41 years  $            1.16
                    ===========  ==========================  =================


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-41

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  11  -CAPITAL  TRANSACTIONS  (CONTINUED)

     Had compensation cost for the Company's options granted been determined consistent with SFAS 123, the Company's net loss and loss per share would be affected as follows:

                    Year Ended December 31
                 ----------------------------
                     2000           2001
                 -------------  -------------
Net loss
  As reported    $ (7,654,093)  $ (9,930,099)
                 =============  =============
  Pro Forma      $(10,797,799)  $(18,534,836)
                 =============  =============

Loss per share:
  As reported    $       (.32)  $       (.31)
                 =============  =============
  Pro Forma      $       (.45)  $       (.58)
                 =============  =============

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

  Risk-free                     Expected   Expected
Interest rate   Expected life  volatility  dividends
--------------  -------------  ----------  ---------
 1.84% - 4.19%        5 years  87% - 127%     N/A


STOCK WARRANTS -The following table summarizes the activity in common shares subject to warrants:

                              Shares      Price range
                            -----------  -------------
Balance, December 31, 1999   2,275,306   $0.40 - $2.00
Granted                      2,400,000     0.25 - 2.90
Exercised                   (2,185,306)    0.40 - 0.75
                            -----------  -------------

Balance, December 31, 2000   2,490,000     0.25 - 2.90
Granted                        100,000            0.83
Exercised                   (1,654,428)    0.25 - 2.90
                            -----------  -------------

Balance, December 31, 2001     935,572   $0.25 - $2.90
                            ===========  =============



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-42

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  12  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The Company has used market information for similar instruments and applied judgment to estimated fair values of financial instruments. At December 31, 2001, the fair values of cash, accounts receivable, and accounts payable approximates carrying values based on the short maturity of these items.

NOTE    13   -   SEGMENT  INFORMATION

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


          The Company's main reportable operating segments include the hydrogen fuel cell division located in Wisconsin and hydrogen sensor operations located in California. The Company also generates revenue activities from consulting services incidental to the core Sensor and Fuel Cell segment activities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based operations.

                                                         Center for
                               Hydrogen fuel   Hydrogen   Hydrogen
December 31, 2001                  cells        sensors    Safety    Corporate     Total
-----------------------------  --------------  ---------  ---------  ----------  ----------

Total gross sales              $      350,816  $ 700,831  $  54,867  $   43,000  $1,149,514
Propery and equipment, net     $      131,086  $ 172,897  $       -  $  329,057  $  633,040
Depreciation and amortization  $       78,035  $  60,466  $       -  $  146,859  $  285,360
Capital expenditures           $        2,887  $ 103,278  $       -  $   15,355  $  121,520


NOTE  14  -  CONCENTRATIONS  OF  CREDIT  RISK

     Sales to two major customers were $293,000, or 25% of the total sales during the year ended December 31, 2001. The outstanding receivable balances from the customers were $129,000 at December 31, 2001. The outstanding receivable balance from a major customer was $72,000 at December 31, 2000.


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-43

DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE  15  -  COMMITMENTS  AND  CONTINGENCIES

     LEASES - The Company leases various operating facilities under agreements expiring through 2011. In September 2001, the Company entered into a sale and leaseback transaction whereby the Company leases the building that it sold over a ten-year period with monthly rentals of approximately $9,100 net of rent credit. Certain leases contain escalation based primarily on the consumer price index. Minimum annual payments under noncancellable operating leases for future years ending December 31 are:

          2002                        $    159,190
          2003                             130,617
          2004                             135,189
          2005                             139,920
          2006                             139,920
          Thereafter                       764,538
                                      ------------

                                      $  1,469,374
                                      ============

     Rent expense for the years ended December 31, 2000, and 2001 amounted to $96,692, and $116,846, respectively.

     LITIGATION - On December 31, 2000 the Company was involved in litigation with a corporate marketing resource company who alleged breach of contract. The full amount of $12,100 of the settlement was accrued in 2000 and settled in 2001.

NOTE  16  -  EMPLOYEE  BENEFIT  PLAN

          Effective January 1, 2000, the Company adopted a 401K profit-sharing/savings plan that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions and related earnings are always fully vested. Matching contributions by the Company are discretionary. Company matching contributions amounted to $56,081 and $83,603 for the years ended December 31, 2000 and 2001, respectively.


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements
                                      F-44

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

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                     ITEM 9.

              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS,  EXECUTIVE  OFFICERS  AND  KEY  EMPLOYEES

     The following table sets forth certain information, as of December 31, 2001, concerning our executive officers, directors and key employees:

NAME                         AGE                       POSITION(S)
---------------------------  ---  -----------------------------------------------------
John Donohue                  54  Chief Executive Officer and Director
---------------------------  ---  -----------------------------------------------------
David P. Haberman             40  Chairman of the Board of Directors (1)
---------------------------  ---  -----------------------------------------------------
Dr. Johan (Hans) Friedericy   72  Vice President, Chief Operating Officer and Director
---------------------------  ---  -----------------------------------------------------
Ronald L. Ilsley              60  Vice President, Finance and Chief Financial Officer
---------------------------  ---  -----------------------------------------------------
Steven A. Huenemeier          53  Vice President and General Manager, Sensor Division
---------------------------  ---  -----------------------------------------------------
Daniel Teran                  48  Director
---------------------------  ---  -----------------------------------------------------
Robert S. Walker              59  Director
---------------------------  ---  -----------------------------------------------------
Raymond N. Winkel             73  Director
---------------------------  ---  -----------------------------------------------------

--------------------
(1) Mr. Haberman retired as a member of our Board of Directors on February 8, 2002.

     DAVID P. HABERMAN served as the Chairman of our Board of Directors since co-founding DCH with David A. Walker in November 1994. He retired from our Board of Directors on February 8, 2002. He was also our Vice President, Technology and Planning from November 1994 through June 30, 2001. Mr. Haberman served as an engineering consultant at CBOL Corporation between 1993 and 1994 and served in various technical capacities at the Astronautics Corporation of America from 1983 to 1993. He is an experienced applications engineer and has a background in the design and development of hardware. In addition, Mr. Haberman was elected to the Board of Directors of the National Hydrogen Association in April 1999 and previously served on that Board between 1996 and 1998. Since October 1998, Mr. Haberman has also served as a member of the Hydrogen Technical Advisory Panel, which reports to Congress on hydrogen-related issues. Mr. Haberman also serves as an American delegate to the International Standards Organization (ISO) on hydrogen safety.

     JOHN T. DONOHUE has been a Member of our Board of Directors since October 2001 and has served as our President and Chief Executive Officer since March 1, 2001. In February 2002, he was named Vice Chairman of our Board of Directors. From 1999 to March 2001, Mr. Donohue served as President of the $1.2 billion Spirit Energy 76, Unocal Corporation's Lower 48 exploration and production business. During his tenure as President, Mr. Donohue exceeded financial and performance goals for the first time in the four year history of the business unit with pretax earnings exceeding $500 million in year 2000. Mr. Donohue joined Unocal Corporation in 1980 and subsequently held numerous management positions in Operations, Exploration, and Information Services. Of particular note, Mr. Donohue was named General Manager of the Louisiana Onshore Business Unit, a $110 million development and operations business based in Lafayette, LA in 1992. In 1995, he was appointed General Manager of the Alaska Oil and Gas Division, a $250 million Alaskan exploration and production operation. From 1996 until 1999, he served as Vice President of Agriculture Products, a $650 million business consisting of oil and gas exploration and production in Alaska, fertilizer manufacturing in Alaska, Washington, and California, and international and domestic sales. Mr. Donohue is a Director of both the U.S. Oil and Gas Association and the National Ocean Industries Association. He served in the United States Air Force from 1970 to 1974. Mr. Donohue holds a MS degree in geophysics from the Rensselaer Polytechnic Institute in Troy, New York and a BS degree in physics from Siena College in Loudonville, New York.

     DR. JOHAN (HANS) FRIEDERICY has been a member of our Board of Directors since April 2000 and currently serves as Vice President and Chief Operating Officer. Dr. Friedericy served as our Interim President and CEO from June 2000 through February 2001. Prior to joining DCH, Dr Friedericy held the position of Director of Research and Technology for Defense and Space at Honeywell International's Washington office, having served in this capacity since January 1989. Dr. Friedericy began his career with Honeywell International when he joined the Garrett Corporation, later AlliedSignal, in 1968. Over the years, Dr. Friedericy has been responsible for the technical and administrative direction of all phases of a 500-person engineering and laboratory department, including design, development, program management, sales and product support, as well as being responsible for technology planning and transfer. A graduate of the University of Illinois, he received his Ph.D. in Applied Mechanics from the University of Illinois in 1960. Dr. Friedericy has 30 publications and seven patents to his credit, and is a member of Sigma Xi and SAE and is currently listed in American Men of Science. Dr. Friedericy is a founding member of the National Hydrogen Association.

     RONALD L. ILSLEY has served as Vice President and Chief Financial Officer since his appointment in August 2000. Mr. Ilsley joined DCH from his position of Chairman, Chief Financial Officer, and Director of Ceatech USA Inc., a successful, technology-based aquaculture company supplying food products to domestic and international markets. In this role he provided hands-on operating and financial leadership with responsibility for audits, shareholder relations, corporate finance, treasury, tax, accounting, management information systems, and risk management. Prior to this, he served as Vice President & Chief Financial Officer of Chemoil Corp., the largest independent integrated supplier of marine fuels in the U.S., with substantial international operations. His responsibilities have also included serving as Treasurer and Director of Finance for Santa Fe International Corporation, a multinational energy company; and as Senior Vice President & Manager, National Corporate Group, for the European American Bank.

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

     ROBERT S. WALKER has served as a member of our Board of Directors since January 1999, and was named Chairman of our Board of Directors in February 2002. Mr. Walker is Chairman of Wexler & Walker Public Policy Associates, a Washington D.C.-based lobbying firm, where he has served since his retirement from Congress in 1997 where he had served as a representative from Pennsylvania since 1977. During his tenure in the House, he authored the Hydrogen Future Act of 1996 and served as Chairman of the House Science Committee. Also, he served as Vice Chairman of the Budget Committee, Chairman of the Republican Leadership, Chief Deputy Minority Whip, and a member of Speaker Newt Gingrich's six person Advisory Group. For many years, he was an active and influential member of the Republican majority in Congress. Mr. Walker also serves on the Board of Trustees of the Aerospace Corporation, the United States Space Science Foundation, and the Susquehana Center for Public Policy. He is also a member of the Advisory Board for the Imax Corporation. He is a fellow at Millersville University and Franklin and Marshall College, and serves as a regular academic lecturer. In addition, he continues to be a frequent guest on CNBC's "Hardball," PBS's "The Lehrer Newshour," and other C-SPAN, CNN, FOX and MSNBC programs. Mr. Walker began his career as a high school teacher and congressional aide. He received a B.S. degree in Education from Millersville University, an M.A. degree in Political Science from the University of Delaware and an Honorary Doctor of Laws from Franklin and Marshall College.

     RAYMOND N. WINKEL, a retired US Navy Rear Admiral, has served as a member of our Board of Directors since December 1996. He served as Vice President of Programs for Astronautics Corporation of America in Milwaukee, Wisconsin from 1984 until his retirement in 1995. Prior to this, he was Vice President of the Telephonics Corporation between 1980 to 1983. However, the majority of his career was spent in the United States Navy, working his way up as one of the few enlisted men to ever reach flag Rank. Admiral Winkel joined the Navy in 1947, flew the four engine P4Y2 Privateer Anti-Submarine Warfare Aircraft during the Korean War and later served in several important capacities until joining the Naval Air Systems Command in Washington in 1971. Admiral Winkel has been awarded the Air Medal, the Naval Aviator's Gold Wings, the Legion of Merit, the Presidential Meritorious Service Medal, the Secretary of the Navy Commendation Medal, the Good Conduct Medal, the National Defense Service Medal (with the
Bronze  Star),  the  China  Service Medal, the Korean Presidential Unit Citation
Ribbon and a number of other medals and citations. Adm. Winkel earned a B.S. degree at Naval Post Graduate School in Monterey, California, a M.S. degree from Villanova University, and graduated from the Advanced Management Program at Harvard University.

     In February 2002, we engaged Dr. Sanjiv Malhotra as our Vice President - Business Development and Marketing. Dr. Malhotra is a well-known participant in the hydrogen energy industry, most recently serving as Director, Business Development, Marketing and Sales for H Power Corporation. While serving H Power, Malhotra spearheaded the formation of several strategic business alliances - forging financial, joint development and marketing agreements generating substantial revenues and establishing significant channels to market. He also negotiated revenue-generating research contracts and licensing fees.

     All of our officers serve at the discretion of the Board of Directors. Directors serve until the next annual meeting of our shareholders, or until their successors have been duly elected and qualified.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     The Board of Directors of DCH currently has a Compensation Committee, an Audit Committee, a Public Policy Committee and a Technical Committee. The functions of each of these committees are described and the members of each are listed below.

     The Compensation Committee is chaired by Raymond N. Winkel. Daniel Teran and Robert S. Walker serve as the other Committee members. The Compensation Committee renders advice with respect to compensation matters and administers our equity and incentive compensation plans.

     The  Audit Committee is chaired by Daniel Teran.  Robert Walker and Raymond
N. Winkel serve as the other members of the Committee. The Audit Committee oversees our financial reporting processes and is responsible for reviewing our financial condition.

     The Public Policy Committee is chaired by Robert S. Walker. Raymond N. Winkel and John Donohue serve as the other members of the Committee. The Public Policy Committee is responsible for monitoring and reporting on activity occurring in government relating to hydrogen and other matters that could affect us, our products and/or our marketing strategies.

     The Technical Committee is chaired by Raymond N. Winkel. John Donohue and Dr. Johan (Hans) Friedericy also serve as members of the Committee. The Technical Committee examines new and existing technologies and renders advice to us regarding potential products based on those technologies.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE.

     Section 16 of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of 10% or more of our common stock to file reports of ownership (Form 3) and changes in ownership (Forms 4 and 5) with the SEC and to furnish us with copies of all such forms which they file with the SEC. To the best of the Company's knowledge, all Forms 4 and 5 were filed in a timely manner. In making the foregoing disclosure, we have relied solely on our review of copies of forms filed by such persons with the SEC.

                                    ITEM 10.

                             EXECUTIVE COMPENSATION

EXECUTIVE  COMPENSATION  SUMMARY

     The following table provides compensation information for the period indicated with respect to the persons who served as our Chief Executive Officers for the years ended December 31, 2001, 2000 and 1999, and all other executive officers of DCH receiving total salary and bonus in excess of $100,000 during the years ended December 31, 2001, 2000 and 1999 (collectively, the "Named Executive Officers"):

                              SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------
                                 ANNUAL COMPENSATION            LONG TERM COMPENSATION
--------------------------------------------------------------------------------------
NAME AND              YEAR  SALARY ($)   BONUS ($)  RESTRICTED   NUMBER OF SECURITIES
PRINCIPAL                                              STOCK     UNDERLYING WARRANTS/
POSITION                                             AWARDS($)        OPTIONS (#)
--------------------  ----  -----------  ---------  -----------  ---------------------
John Donohue,         2001            -          -            -                673,584
Chief Executive
Officer
--------------------  ----  -----------  ---------  -----------  ---------------------
Dr. Johan (Hans)      2001  $    57,692          -            -                596,662
Friedericy,           2000            -          -            -                 35,077
Chief Executive
Officer  and  Chief
Operating
Officer(1)
--------------------  ----  -----------  ---------  -----------  ---------------------
David A. Walker,      2001  $   133,779          -            -              1,049,813
Vice President (2)    2000  $   218,615          -            -                      -
                      1999
--------------------  ----  -----------  ---------  -----------  ---------------------
David Haberman,       2001  $   222,741          -            -                978,882
Vice President (3)    2000  $     7,692          -      167,500                      -
                      1999            -          -            -                      -
--------------------  ----  -----------  ---------  -----------  ---------------------
Dr. William L.        1999            -          -            -                675,000
Firestone (4)
--------------------  ----  -----------  ---------  -----------  ---------------------

(1) Mr. Friedericy served as our Chief Executive Officer from June 2000 through February 2001.
(2)  Mr.  Walker  served  as  our  Chief  Executive  Officer  from April 1999 to
March 2000. He resigned as Vice President on June 30, 2001. He received $10,563 during the year ended December 31, 1999 as reimbursement for automobile expenses.
(3) Mr. Haberman served as our Vice President, Technology and Planning, from November 1994 through June 30, 2001. On February 8, 2002, Mr. Haberman retired as Chairman of our Board and as a Director.
(4)  Dr.  Firestone  resigned  as  our Chief  Executive  Officer  in April 1999.

EMPLOYMENT  AGREEMENTS

     Effective  March 1, 2001, we entered into an employment agreement with John
T. Donohue, our President and Chief Executive Officer. This employment agreement terminates on December 31, 2002, and provides for an annual base salary of $40,000 and the grant of options to purchase up to an aggregate of 2,500,000 shares of our common stock pursuant to the terms of a stock option agreement. This stock option agreement contains provisions for the vesting of the options based on certain performance criteria relating to the closing market price of our common stock. In addition, the employment agreement provides alternative vesting schedules for the options in the event that Mr. Donohue's employment is terminated due to a change in control or otherwise. The employment agreement defines a "change in control" as a change that would be required to be reported under certain provisions of the Securities Exchange Act of 1934.

     We have an employment agreement with Dr. Johan (Hans) Friedericy, our Chief Operating Officer. The employment agreement commenced on January 1, 2001 and terminates on January 1, 2002. The employment agreement provides for an annual base salary of $60,000 and the equivalent of $90,000 in non-qualified stock options; it further provides for additional equity compensation to be determined upon the achievement of certain quarterly financial milestones. As of January 1, 2002, we have converted our employment agreement with Dr. Johan (Hans) Friedericy to a month to month agreement, terminable upon 30 days' notice by either party. All other terms of the agreement remain unchanged.

     Effective July 1, 2001, we entered into an employment agreement with Ronald Ilsley, our Chief Financial Officer. The employment agreement terminates on July 1, 2002 and provides for annual compensation of $190,000 of which up to $120,000 may be paid in the form of stock options. The agreement provides for the grant of options to Mr. Ilsley for the purchase of 500,000 shares of our common stock. This includes options to purchase 100,000 shares of common stock, which options vested upon the execution of the employment agreement. The remaining options to purchase 400,000 shares of common stock vest according to certain performance criteria based on equity financing. The employment agreement provides alternative vesting schedules for the options in the event that Mr. Ilsley's employment is terminated due to a change in control or otherwise. The employment agreement defines a "change in control" as a change that would be required to be reported under certain provisions of the Securities Exchange Act of 1934.

     Until June 1, 2001, we had an Employment Agreement with David Haberman. Under the terms of the Agreement, Mr. Haberman was required to serve as our Vice President and to manage marketing, research and development, and certain other activities. The Agreement provided for an annual salary of $350,000 to be paid in cash and/ or options, and quarterly option grants in the amount of $162,500. The Agreement also provided for an incentive bonus equal to 1% of net profits. Effective June 1, 2001, we entered into a Consulting Agreement with Mr. Haberman pursuant to which Mr. Haberman agreed to provide certain services to DCH. On October 1, 2001 we executed an agreement terminating Mr. Haberman's Consulting Agreement. Under the Termination Agreement, we have agreed to pay Mr. Haberman $48,509.68 in back salary owed under the Employment Agreement, $87,500 in consulting fees owed under the Consulting Agreement, and $23,501.68 as reimbursement for expenses Mr. Haberman incurred while providing consulting services.

     Until June 1, 2001, we had an Employment Agreement with David Walker. Under the terms of the Agreement, Mr. Walker was required to provide certain advice to our officers and to oversee implementation of our business plan. The Agreement provided for an annual salary of $350,000 to be paid in cash and/ or options, and quarterly option grants in the amount of $162,500. The Agreement also provided for an incentive bonus equal to 1% of net profits. In the third quarter of 2001, Mr. Walker resigned from his position as an employee of DCH. On June 1, 2001, we executed a Consulting Agreement with Mr. Walker pursuant to which Mr. Walker continues to provide us with certain advice and consulting services at an hourly rate of $250.

     Effective as of February 19, 2002, we entered into an employment agreement with Dr. Sanjiv Malhotra, our Vice President Business Development and Marketing. The employment agreement terminates in February 2003, and provides for annual compensation of $130,000.

FISCAL  YEAR  OPTION  GRANTS

     The following table sets forth information concerning warrants and options granted to the named executives during 2001.

                 WARRANT AND OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2001(1)
                 ----------------------------------------------------------------

------------------  ------------------  -----------------  -------------------  ------------------
                        NUMBER OF          % OF TOTAL      EXERCISE PRICE PER    EXPIRATION DATE
NAME                    SECURITIES      WARRANTS/ OPTIONS     SHARE ($/SH)
                        UNDERLYING         GRANTED TO
                    WARRANTS/ OPTIONS   EMPLOYEES IN 2001
                       GRANTED (#)
------------------  ------------------  -----------------  -------------------  ------------------
John Donohue                   673,584               10.4        0.24 to $2.00  3/23/06 - 12/31/06

------------------  ------------------  -----------------  -------------------  ------------------
David P. Haberman              978,882                 15        0.40 to $4.21  2/23/06 - 12/31/06

------------------  ------------------  -----------------  -------------------  ------------------
David A. Walker              1,049,813               16.1        0.40 to $4.21  2/23/06 - 12/31/06

------------------  ------------------  -----------------  -------------------  ------------------
Dr. Johan (Hans)               596,662                9.2        0.24 to $1.52  3/31/06 - 12/31/06
Friedericy

------------------  ------------------  -----------------  -------------------  ------------------
Ronald Ilsley                  602,370                9.3        0.24 to $2.03   3/31/06- 12/31/06
------------------  ------------------  -----------------  -------------------  ------------------

FISCAL  YEAR  OPTION  EXERCISES  AND  FISCAL  YEAR-END  OPTION  VALUES

     Shown below is information regarding options exercised by the Named Executive Officers during the year ended December 31, 2001, and unexercised stock options held by the Named Executive Officers at December 31, 2001.

                      AGGREGATE OPTION EXERCISES IN 2001 AND YEAR END OPTION VALUES
                      -------------------------------------------------------------

NAME              SHARES     VALUE          NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED IN-THE
                  ACQUIRED   REALIZED ($)   OPTIONS AT YEAR END(#)        MONEY OPTIONS AT YEAR
                  ON                                                      END($)(1)
                  EXERCISE                  -------------  -------------  --------------  --------------
                  (#)                       EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----------------  ---------  -------------  -------------  -------------  --------------  --------------
John Donohue            -0-            -0-        673,584            -0-  $       22,755             -0-
----------------  ---------  -------------  -------------  -------------  --------------  --------------
David A. Walker   1,139,500  $   1,608,675        358,300        750,000  $       19,238  $      397,500
----------------  ---------  -------------  -------------  -------------  --------------  --------------
David Haberman          -0-            -0-      1,433,882        750,000  $      340,344  $      397,500
----------------  ---------  -------------  -------------  -------------  --------------  --------------
Dr. Johan (Hans)        -0-            -0-        631,739            -0-  $       97,580             -0-
Friedericy

----------------  ---------  -------------  -------------  -------------  --------------  --------------
Ronald Ilsley           -0-            -0-        419,185        200,000  $       50,127  $      106,000
----------------  ---------  -------------  -------------  -------------  --------------  --------------

 (1)     Based  on  a per share fair market value of our common stock equal to $
0.53 at December 31, 2001, the closing price for our common stock on that date as reported by various market makers for our common stock on the Amex Stock Market.

DIRECTOR  COMPENSATION

     Compensation for members of the Board of Directors (regardless of whether such members are employees of DCH) is as follows:

For serving on the Board of Directors, $10,000 per year;
For each Board meeting, $1,000;
For chairing a committee (excluding Audit Committee), $500;
For chairing the Audit Committee, $1,000;
For serving on a committee, $1,000; and
For each working Audit Committee meeting, $1,000.

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

                                    ITEM 11.

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 8, 2002, (i) by each director of DCH; (ii) by each person known by DCH to own beneficially more than five percent of our common stock; (iii) by the executive officers named in the Summary Compensation Table set forth in "Executive Compensation" and (iv) by all directors and executive officers of DCH as a group.

     Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own. The address of all persons listed below is c/o DCH Technology, Inc. 24832 Avenue Rockefeller, Valencia, California 91355.

     The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting or investment power and also any shares which the individual has the right to acquire within 60 days after February 8, 2002. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person named in the table has sole voting and investment power (or shares such power with his or her spouse) with respect to all shares of common stock listed as owned by such person. The total number of outstanding shares of common stock at February 8, 2002 is 33,665,810.

     Unless indicated otherwise, the address for each officer and director in the following table is care of DCH Technology, Inc. 24832 Avenue Rockefeller Valencia, California 91355.

NAME AND ADDRESS OF BENEFICIAL              AMOUNT AND NATURE OF      PERCENT OF CLASS
OWNER                                       BENEFICIAL OWNERSHIP

EXECUTIVE OFFICERS AND DIRECTORS:
------------------------------------------  ------------------------  -----------------
John Donohue                                                 673,584               1.9%
------------------------------------------  ------------------------  -----------------
Dr. Johan (Hans) Friedericy                                  636,739               1.8%
------------------------------------------  ------------------------  -----------------
Daniel Teran                                                 309,109                 *
------------------------------------------  ------------------------  -----------------
Robert S. Walker                                             254,903                 *
------------------------------------------  ------------------------  -----------------
Raymond Winkel                                               362,962               1.1%
------------------------------------------  ------------------------  -----------------
All executive officers and Directors as a
group (5 persons)                                          2,237,297               6.6%
------------------------------------------  ------------------------  -----------------

*    Less  than  one  percent.

     The shares listed as owned by John Donohue include 673,584 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 8, 2002.

     The shares listed as owned by Dr. Johan (Hans) Friedericy include 631,739 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 8, 2002.

     The shares listed as owned by Daniel Teran include 309,109 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 8, 2002.

     The shares listed as owned by Robert S. Walker include 254,703 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 8, 2002.

     The shares listed as owned by Raymond Winkel include 181,172 shares of common stock issuable to him pursuant to options exercisable on or within 60 days of February 8, 2002.

     The shares listed as owned by all executive officers and directors include an aggregate of 2,050,307 shares of common stock issuable to them pursuant to options exercisable on or within 60 days of February 8, 2002.

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

     In the years ended December 31, 2001 and 2000, we also granted options to purchase shares of our common stock to certain of our officers and directors as consideration for services performed during 2001and 2000. Some of these options were fully vested on the date of grant, and are set forth below:

                              OPTIONS GRANTED
                              FOR SERVICES IN
                              FISCAL YEAR
                              ---------------
NAME                           2001     2000    EXERCISE PRICE
----------------------------  -------  -------  --------------
John Donohue                  673,584      -0-   0.24 to $2.00
Dr. Johan (Hans) Friedericy   596,662   35,077   1.50 to $5.81
Ronald Ilsley                 602,370   16,815   0.24 to $4.51
Stephanie Hoffman             191,374   38,005   0.24 to $6.10
Steven Huenemeier             161,482   39,318   0.24 to $8.82
Dan Teran                     159,687    6,204   0.24 to $5.67
William Firestone (1)             -0-  430,000   0.24 to $2.00
Randall Firestone(1)              -0-   73,000   0.75 to $0.92
Raymond Winkel                114,422   66,750   0.40 to $1.52
Robert Walker                 111,775  142,928   0.40 to $1.52

--------------------
(1)  William  and  Randall Firestone resigned as Board members in November 2000.

     In June of 2000, we entered into an agreement with H2OR Ltd. (H2OR), an Israeli company, pursuant to which H2OR agreed to act as the exclusive distributor of our fuel cell and Robust Hydrogen Sensor(TM) products in the territories of Israel, Cyprus, Turkey and Africa. David P. Haberman, the former Chairman of our Board of Directors, and Mark Lezell, a former Director, were also shareholders of H2OR. To date, this arrangement with H2OR has not resulted in sales of our products in these territories, and the parties are in the process of terminating the agreement at no additional cost to DCH.

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

3. Exhibits. Except as indicated below, the following exhibits were filed with our Form 10-SB as amended on October 7, 1999, and are incorporated herein by reference:

Form 10-SB Exhibit No.   Description
----------------------   -----------

2.1                      Certificate of Incorporation of DCH Technology, Inc. (4)

2.2                      Bylaws of DCH Technology, Inc. (4)

3.1                      Specimen certificate for the Registrant's common stock. (1)

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

6.15                     Standard Industrial/Commercial Multi Tenant Lease- Gross,
                         dated April 2, 1999, by and between Registrant and Valencia
                         Gardens. (1)

6.16                     Lease Agreement, dated as of April 22, 1999, by and between
                         Registrant and Welton Family Limited Partnership. (1)

6.17                     Purchase and Sale Agreement and Joint Escrow Instructions (3)

6.18 Purchase and Sale Agreement dated August 31, 2001 between the Registrant and Rediger Investment. (5)
                         Corporation

6.19                     Standard Industrial/Commercial Single-Tenant Lease dated
                         September 24 between Registrant and Rediger Investment
                         Corporation. (5)

23.1                     Consent of Moss Adams LLP (4)

--------------------
(1) Incorporated by reference from Registrant's Registration Statement on Form 10-SB (File No. 000-26957)

(2) Portions omitted pursuant to a request for confidentiality filed with the Commission.

(3) Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on June 9, 2000.

(4)  Filed  herewith.

(5) Incorporated by reference from Registrant's Current Report on Form 8-K, filed with the Commission on October 5, 2001.

4. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Valencia, State of California, on March 29, 2002.
                                       ---------

DCH  TECHNOLOGY,  INC.

/s/ John  T.  Donohue
---------------------------
John  T.  Donohue
President and Chief Executive Officer


     In accordance with the Exchange Act, this Annual Report on Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                        TITLE                              DATE
---------                        -----                              ----


/s/ John  T.  Donohue
------------------------------   President  and  Chief             3/29/02
John  T.  Donohue                Executive Officer and Director

/s/ Ronald  L.  Ilsley
------------------------------   Vice President, Finance and       3/29/02
Ronald  L.  Ilsley               Chief Financial Officer
(principal accounting officer)

/s/ Dr. Johan Friedericy
------------------------------   Vice  President,                  3/29/02
Dr. Johan (Hans) Friedericy      Chief Operating Officer
     and  Director

/s/ Daniel  Teran
------------------------------   Director                          3/29/02
Daniel  Teran

/s/ Robert  S.  Walker
------------------------------   Director  and  Chairman           3/29/02
Robert  S.  Walker

/s/ Raymond  N.  Winkel
------------------------------   Director                          3/29/02
Raymond  N.  Winkel