Form 10QSB
period 2002-03-31
DCH TECHNOLOGY INC
filed 2002-05-13
CIK 1061786

FORM  10-QSB

                       SECURITIES  AND  EXCHANGE  COMMISSION

                             Washington,  D.C.  20549



(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  March  31,  2002


[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934
For  the  transition  period  from            to
                                    --------      --------

Commission  file  number:  000-26957

                              DCH TECHNOLOGY, INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    84-1349374
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of April 15, 2002, the issuer had 36,057,413 shares of common stock, $.01 par value per share, outstanding.

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

                Consolidated  Statements  of  Operations                       5

                Consolidated  Statements  of  Cash  Flows                      6

                Notes  to  Consolidated  Financial  Statements                 8

   Item  2.     Management's  Discussion  and  Analysis  of  Financial
                Condition  and  Results  of  Operations                       10

   Item  3.     Quantitative  and  Qualitative  Disclosures  About
                Market  Risk                                                  19

PART  II  -  OTHER  INFORMATION

   Item  1.     Legal Proceedings                                             19

   Item  2.     Changes in Securities and Use of Proceeds                     19

   Item  3.     Defaults Upon Senior Securities                               19

   Item  4.     Submission of Matters to a Vote of Security Holders           19

   Item  5.     Other Information                                             20

   Item  6.     Exhibits and Reports on Form 8-K                              20

SIGNATURES                                                                    20

PART  I.  FINANCIAL  INFORMATION

                         DCH  Technology,  Inc.  and  Subsidiaries
                              CONSOLIDATED  BALANCE  SHEETS


                                        ASSETS


                                                          March 31,     ECEMBER 31,
                                                            2002           2001
                                                        -------------  -------------
CURRENT ASSETS                                           UNAUDITED)
   Cash                                                 $    220,507   $    356,281
   Accounts receivable, net of allowances                    195,725        230,192
   Inventory                                                 653,199        528,442
   Prepaid expenses                                          368,888        444,643
   Other receivable                                            1,998          6,392
                                                        -------------  -------------
     TOTAL CURRENT ASSETS                                  1,440,317      1,565,950

 PLANT, PROPERTY AND EQUIPMENT, net                          583,382        633,040

 OTHER ASSETS
   Intangible assets, net of amortization                    127,359        135,608
   Investment in joint venture                                32,299         32,696
   Investments with no readily determinable fair value        15,000         15,000
   Other                                                     188,679        119,156
                                                        -------------  -------------
     TOTAL OTHER ASSETS                                      363,337        302,460
                                                        -------------  -------------

                                                        $  2,387,036   $  2,501,450
                                                        =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable                                     $    576,795   $    469,292
   Accrued compensation                                      172,258        212,919
   Accrued liabilities                                        87,388        167,116
   Current portion of capital lease obligations                9,186         13,462
   Unearned revenue                                           75,000         75,000
                                                        -------------  -------------

     TOTAL CURRENT LIABILITIES                               920,627        937,789
                                                        -------------  -------------

MINORITY INTEREST                                                  -          3,544


 STOCKHOLDERS' EQUITY
   Preferred stock, $0.10 par value
     5,000,000 shares authorized,
     no shares issued                                              -              -

   Common stock, $0.01 par value,
     100,000,000 shares authorized,
     35,914,530 and 32,148,730 shares
     issued and outstanding                                  359,145        321,487
   Additional paid-in-capital                             29,397,397     27,514,120
   Investment in limited liability companies                 (64,553)       (64,554)
   Note receivable                                          (525,000)             -
   Other comprehensive loss                                   (8,736)        (8,340)
   Accumulated deficit                                   (27,691,844)   (26,202,596)
                                                        -------------  -------------
     TOTAL STOCKHOLDERS' EQUITY                            1,466,409      1,560,117
                                                        -------------  -------------

                                                        $  2,387,036   $  2,501,450
                                                        =============  =============

    The Accompanying Notes are an Integral Part of these Financial Statements

                      DCH  Technology,  Inc.  and  Subsidiaries
                      CONSOLIDATED  STATEMENTS  OF  OPERATIONS



                                           FOR THE THREE MONTHS ENDED
                                                   March 31,
                                        -------------------------------
                                             2002             2001
                                        ---------------  --------------
                                          (UNAUDITED)     (UNAUDITED)
Sales                                   $      212,010   $     188,751

Cost of products sold                          195,077         103,196
                                        ---------------  --------------

Gross profit                                    16,933          85,555


Operating expenses:
   Selling, general and administrative
     expenses                                1,167,010       2,298,098
   Depreciation and amortization                55,525          97,198
   Research and development                    284,566         794,709
                                        ---------------  --------------

   Total operating expenses                  1,507,101       3,190,005
                                        ---------------  --------------

     Loss from operations                   (1,490,168)     (3,104,450)

Other income (expenses), net                    12,412          15,880
                                        ---------------  --------------

Net loss                                    (1,477,756)     (3,088,570)


Other comprehensive loss
 Foreign currency translation
 Adjustments                                       397          (3,908)
                                        ---------------  --------------

   Comprehensive loss                   $   (1,477,359)  $  (3,092,478)
                                        ===============  ==============

Net loss per share
   Basic                                $        (0.04)  $       (0.11)
                                        ===============  ==============

   Diluted                              $        (0.04)  $       (0.11)
                                        ===============  ==============

Weighted average common shares
Outstanding                                 33,643,220      27,579,427
                                        ===============  ==============

    The Accompanying Notes are an Integral Part of these Financial Statements

                                   DCH  TECHNOLOGY,  INC.  AND  SUBSIDIARIES
                                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS



                                                                     FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                   --------------------------------
                                                                       2002             2001
                                                                   -------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES                                 (UNAUDITED)        (UNAUDITED)

   Net loss                                                        $ (1,477,756)  $     (3,088,571)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization                                       55,525             97,198
     Issuance of stock, warrants and options for services               221,805          1,558,913
     Loss (gain) from investment in partnership and joint venture       (15,037)             4,160
     Loss (gain) on disposal of equipment                                 3,534             (2,019)
   Change in assets and liabilities:
     Accounts receivable, net                                            39,715            (12,078)
     Inventory                                                         (124,758)          (124,660)
     Prepaid expenses                                                     1,992             50,038
     Other receivable                                                         -             10,134
     Accounts payable                                                   107,505           (256,447)
     Accrued expenses                                                   (79,727)           189,727
     Other current liabilities                                                -              3,455
     Other asset                                                         27,244                  -
     Accrued payroll and vacation                                       (40,661)          (475,414)
     Unearned revenue                                                         -            100,000
                                                                   -------------  -----------------

     NET CASH USED IN OPERATING ACTIVITIES                           (1,280,619)        (1,945,564)

CASH FLOWS FROM INVESTING ACTIVITIES
   Deposits                                                                 996              1,119
   Purchase of licenses and intellectual property                          (668)            (9,619)
   Purchase of property and equipment                                    (1,338)            88,561)
                                                                   -------------  -----------------

     NET CASH USED IN INVESTING ACTIVITIES                               (1,010)           (97,061)

CASH FLOWS FROM FINANCING ACTIVITIES
   Private placement of common stock and warrants                     1,097,261          1,702,500
   Principal payments on capital lease                                   (4,276)            (3,036)
   Principal payments on long-term debt                                       -            (13,652)
   Proceeds from exercise of options and warrants                        52,870            414,567
                                                                   -------------  -----------------

     NET CASH RECEIVED FROM FINANCING ACTIVITIES                      1,145,855          2,100,379
                                                                   -------------  -----------------

NET INCREASE (DECREASE) IN CASH                                        (135,774)            57,754

CASH, BEGINNING OF PERIOD                                               356,281             75,300
                                                                   -------------  -----------------

CASH, END OF PERIOD                                                $    220,507   $        133,054
                                                                   =============  =================


Supplemental disclosure of cash flow information:

   Cash paid for

     Interest                                                      $      1,365   $         14,452
     Income taxes                                                         2,204                350

Non-cash  transactions
     During the period ended March 31, 2002, the Company issued 1,381,772 shares of Common Stock with a fair market value of $525,000, in exchange for a note receivable.


    The Accompanying Notes are an Integral Part of these Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments and accruals) have been included in the interim period. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2)  LOSS  PER  SHARE

     Loss per share of common stock is computed using the weighted average number of common shares outstanding during the period shown. Common stock equivalents were not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

(3)  INVENTORY

                       December 31, 2001   March 31, 2002
                       ------------------  ---------------
      Raw Materials    $          296,560  $       304,686
      Work in Process             221,630          340,788
      Finished Goods               10,252            7,725
                       ------------------  ---------------
              Total    $          528,442  $       653,199
                       ==================  ===============

(4)  INCOME  TAXES

     The Company records income taxes using an asset and liability method. Under this method, deferred Federal and State income tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax-reporting basis of assets and liabilities. At March 31, 2002 cumulative net operating losses, which have not been deducted for income tax reporting purposes, amount to approximately $27 million. These losses may be carried forward and used to offset future taxable income. Unused loss carry forward amounts will expire for Federal and State purposes starting 2013 and 2002, respectively. The deferred tax assets resulting from this loss carry forward is approximately $9.4 million. The entire amount of this deferred tax asset has been reserved and reduced to $-0- because of the uncertainty regarding the future utilization of the loss carry forward amounts.

(5)  NOTE  RECEIVABLE

     A $525,000 note receivable received for the issuance of 1,381,772 shares of common stock has been classified as an offset to equity. The Company has received approximately $125,000 of the note since March 31, 2002.

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

General
-------

     DCH (Diversified Commercial Hydrogen) Technology, Inc. (DCH) is engaged in the acquisition, development, and commercialization of hydrogen-based technologies.

     DCH develops and/or licenses patented technologies and converts the technologies into viable products that we then produce and sell. We focus on technologies related to the use of hydrogen, primarily hydrogen-specific gas sensors and hydrogen-based proton exchange membrane (PEM) fuel cells. We also provide hydrogen safety services.

     We introduced our first hydrogen gas detector product line, the Robust
Hydrogen Sensor   product line, in November 1998.  DCH currently offers eight hydrogen sensor products, including our new family of H2SCAN sensing systems. DCH began development of a low power (up to 10 kWs) fuel cell in 1998. In March 2000, we created a wholly owned subsidiary, the Enable Fuel Cell Corporation, to focus this development and develop channels to market. DCH currently offers and has placed into the market alpha and beta fuel cell products ranging in power from less than one watt to 5 kW.

     We currently obtain our funding from equity financings and product sales. As production activity increases and we implement our complete marketing strategy, we expect revenues from sales of products to increase as a proportion of our funding.

     On August 10, 2000, DCH common stock began trading on the American Stock Exchange under the symbol "DCH."

Recent  Developments
--------------------

     Subsequent to March 31, 2002, our financial condition has remained
challenging.   As of the date of filing of this Quarterly Report, we were experiencing a very severe cash shortfall. We have been seeking a strategic investor or partner, but to date have not reached any agreement or understanding with any such party. We obtained the majority of our capital during the first quarter of 2002 from the sale of equity securities, but do not currently have free-trading shares available for public sales under a registration statement. We may from time to time raise funds from private placements of equity or debt securities; however, we currently have not entered into any agreement or other understanding regarding any private placements. If we raise additional funds from private placements of equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. Obtaining capital will be challenging in a difficult environment, due to the economic downturn in the United States economy. In the event that we cannot secure sufficient working capital in the next few weeks, we will be required to pursue certain strategic options including but not limited to curtailing our operations or selling all or a portion of one or more of our divisions.

Hydrogen Sensors
-----------------

     The first quarter of 2002 provided certain promising developments for DCH Sensors.

     We developed and delivered a sensor system in an explosion proof container for the power generation market, a significant new business sector. The sensor system was developed under a contract with L-3 Communications, a major defense contractor, covering 65 H2SCAN hydrogen-specific sensing systems. The systems will be delivered this year in stages, with the first 13 units to be delivered in April.

     We also completed the H2SCAN for a fixed sensor application, pursuant to an intensive effort with Novellus Systems, Inc., a leading producer of semiconductor manufacturing equipment, to upgrade its present sensors. The first fixed sensor application is an up-grade for 110 DCH hydrogen-specific sensing systems installed over the past two years in products sold by Novellus and operating today. The upgrade includes significant mechanical and electronic improvements that bring the earlier DCH sensing system up to the performance levels of DCH's new H2SCAN sensing technology.

     Another significant event that took place during the first quarter of 2002 was a request for the development of a H2SCAN hand held unit for a field hydrogen calibration kit. The kit includes all software, hardware and detailed procedures for field hydrogen calibration. We believe that the availability of this kit, requested by several large users, will open up additional applications for our H2SCAN hand held sensor.


Fuel Cells
----------

     In the first quarter of 2002 we have achieved significant milestones in the evolution of multiple kilowatt fuel cells designed for integration with natural gas reformers. The Enable 5 kW fuel cell delivered to Houston Advanced Research Center (HARC) late in 2001 was installed and operational early in 2002. This was the first natural gas fuel cell system operated at the HARC demonstration center. On March 19th another 5kW natural gas fuel cell was shipped to a confidential customer involved in the storage and distribution of natural gas. At the close of the 1st quarter of 2002 another natural gas fuel cell was in construction for delivery to ConEd, a major electrical utility, early in the 2nd quarter.

     In January 2002, we shipped the last of our new generation 15 watt remote fuel cell power systems to the Texas Natural Resource Conservation Commission
(TNRCC), completing the contracted 10 unit order.   In February two 30 watt
units were shipped to the Pennsylvania Department of Environmental Protection
(DEP). The DEP is reviewing the performance of the units and will investigate the purchase of higher volumes to provide electrical power for air and water quality sampling equipment.

     Research and development work has continued with considerable success. Development of molded bipolar plate technology has allowed us to reduce significantly the production cost of fuel cell stacks. These developments, along with contracts for volume material purchases, have resulted in a 70% reduction in the cost of materials for the higher power fuel cell stacks over the last nine months.

Center for Hydrogen Safety (CHS)
--------------------------------

The CHS assesses hydrogen risks at existing facilities. During the first week of October 2001, CHS conducted an audit for SunLine Transit Agency in Thousands Palms, California, involving compliance with pertinent codes and standards. In March 2002, CHS also conducted a review of SunLine's Emergency Evacuation Plan.

     In February 2002, we obtained the remaining 30% of CHS that we had not previously owned from Rode & Associates, LLC. We have also assumed management responsibilities for CHS, but will retain Rode & Associates on a consultancy basis.


Results  of  Operations
-----------------------

Three  Months  Ended  March 31, 2002, Compared With Three Months Ended March 31,
--------------------------------------------------------------------------------
2001
----

     In the three months ended March 31, 2002, we had sales of $212,010 compared to sales of $188,751 for the three months ended March 31, 2001. The higher sales for the three-month period ending March 31, 2002 primarily reflected the increased sales of fuel cells and growth in consulting revenue.

     Our sales backlog for fuel cells was $945,000 at March 31, 2002. Delivery of these units is scheduled to take place over the next ten months. While market acceptance of our new sensor products improved in the first quarter of 2002, overall sensor revenue was lower as compared to the first quarter of 2001.

     The cost of products sold increased to $195,077 for the three months ended March 31, 2002, from $103,196 for the three months ended March 31, 2001, reflecting a higher number of fuel cell units delivered during the 2002 period. On a percentage basis, costs of sales were 92 percent for the three-month period ended March 31, 2002 and 54.6 percent for the same period in 2001. The drop in gross profit margin is a result of increased sales of fuel cells in which costs
exceeded revenues.   We currently anticipate that the cost of fuel cells
currently under construction will exceed the revenues from such fuel cells for the foreseeable future.

     We incurred $1,167,010 in selling, general and administrative expenses for the three months ended March 31 2002, compared to $2,298,098 for the three months ended March 31, 2001. Included in selling, general and administrative expenses for the three months ended March 31, 2002 was $200,735 of expense related to the issuance of fully vested options to purchase approximately 885,760 shares of stock to employees and consultants in lieu of cash compensation. We issued the stock and fully vested options in order to conserve cash for our operations.

     Depreciation and amortization decreased to $55,525 for the three months ended March 31, 2002, compared to $97,198 for the three months ended March 31, 2001, reflecting the sale in September 2001 of our manufacturing facility located at 24832 Avenue Rockefeller, Valencia, California.

     We expended a total of $284,566 on research and development during the three months ended March 31, 2002, compared to expenditures of $794,709 for the three months ended March 31, 2001. This decrease in 2002 in research and development expenses reflects a greater focus on the commercialization and production of products, especially for our fuel cell operation.

     Due primarily to these factors, we incurred a loss from operations of $1,477,756 for the three months ended March 31, 2002, compared to an operating loss of $3,088,571 for the three months ended March 31, 2001. DCH had 33,643,220 weighted average common shares outstanding for the three months ended March 31, 2002 as compared to 27,579,427 weighted average common shares outstanding for the comparable period in 2001. The net loss per share decreased to $0.04 per share for the three months ended March 31, 2002, as compared to a loss of $0.11 per share for the comparable period in 2001.

Liquidity  and  Capital  Resources
----------------------------------

     DCH generated a total of $1,145,855 in net cash from financing activities for the three months ended March 31, 2002, as compared to $2,100,379 during the comparable three months in 2001. Substantially all of the financing activities for the three months ended March 31, 2002 consisted of equity financings, supplemented by proceeds from the exercise of options and warrants.

     We utilized $1,280,621 of net cash for operating activities in the three months ended March 31 2002, compared to $1,945,564 for the comparable period in 2001. The decrease in net cash used for operating activities was primarily related to the growth of our product sales and operations during the period, requiring additional investment in working capital. We utilized $1,011 of net cash in investing activities in the three months ended March 31, 2002 compared to the expenditure of $97,061 of net cash for investing activities in the three months ended March 31, 2001. The majority of the funds received during the first quarter 2002 represent proceeds from sale of common stock.

     At March 31, 2002, we had $220,507 in unrestricted cash, compared to $356,281 in cash at December 31, 2001. We also had accounts receivable (net of allowance) of $195,725 at March 31, 2002, compared to accounts receivable of $230,192 at December 31, 2001. Investment in inventory totaled $653,199 at March 31, 2002 compared to $528,442 at December 31, 2001. The increase in inventory is a combination of additional inventory requirements in our sensor operations, and work in process on the backlog of orders at our fuel cell operation.

     At March 31, 2002 DCH had accounts payable of $576,795, compared to accounts payable of $469,292 at December 31, 2001. The increase reflects order backlog at our Enable Fuel Cell Company and increased orders at DCH Sensor Corp. We reduced our accrued compensation to $172,255 at March 31, 2002 from $212,919 at December 31, 2001. We had unearned revenue of $75,000 at March 31, 2002. These funds represent deposits and advance payments received from customers for fuel cells currently being manufactured and due to be delivered to customers before the end of 2002.

     DCH is dependent upon outside sources for equity capital to fund our operating requirements. We anticipate that a substantial portion of our capital requirements for the balance of the period ending December 31, 2002 will be provided from external funding sources. We are actively pursuing and negotiating financing arrangements with potential strategic and other investors. However, there is no assurance that we will be able to generate capital sufficient to meet our needs. If we cannot meet these capital requirements, we may be able to extend the period for which available resources would prove adequate by not proceeding with planned major operation expansions and deferring planned staff increases, or by curtailing our operations or selling all or a portion of one or more of our divisions.


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

RISKS RELATED TO DCH'S OPERATIONS

WE ARE IN IMMEDIATE NEED OF ADDITIONAL CAPITAL.

     We are currently experiencing a very severe cash shortfall. We have been seeking a strategic investor or partner, but to date have not reached any agreement or understanding with any such party. We obtained the majority of our capital during the first quarter of 2002 from the sale of equity securities, but do not currently have free-trading shares available for public sales under a registration statement. We may from time to time raise funds from private placements of equity or debt securities; however, we currently have not entered into any agreement or other understanding regarding any private placements. If we raise additional funds from private placements of equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. Obtaining capital will be challenging in a difficult environment, due to the economic downturn in the United States economy. In the event that we cannot secure sufficient working capital in the next few weeks, we will be required to pursue certain strategic options including but not limited to curtailing our operations or selling all or a portion of one or more of our divisions.


WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES FOR THE NEXT TWO FISCAL YEARS; WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

     Since our inception in November 1994, we have incurred substantial losses. Our comprehensive net loss equaled $1,477,756 for the three months ended March 31, 2002. For the year ended December 31, 2001, we had a comprehensive net loss of $9,935,119. We had an accumulated deficit of $27,691,844 at March 31, 2002.

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


WE MAY BE UNABLE TO NEGOTIATE RENEWALS OF CERTAIN COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENTS (CRADA'S) AND TECHNOLOGY LICENSES UPON WHICH WE RELY.

     We license patented technologies from other parties in order to develop and commercialize products based on those technologies. In order to develop, commercialize, manufacture and sell our products, we rely upon our ability to enter into agreements such as the LANL CRADA which permits us to exploit the technology underlying our PEM fuel cell. There is no guarantee that we will be able to negotiate renewals of this or other CRADA's or license agreements upon which we rely.

ECONOMIC, POLITICAL OR MARKET CONDITIONS COULD IMPACT OUR BUSINESS AND CAUSE OUR REVENUE TO BE LOWER THAN ANTICIPATED.

     Our business may be sensitive to general economic conditions. A reduced level of economic and manufacturing activity in the United States due to the current economic slowdown, terrorist activity or the threat of such activity, or otherwise may significantly and adversely affect the demand for hydrogen sensors and alternative energy sources such as fuel cells. A recession could cause our customers to reduce or postpone their purchases, which could cause our revenue to be lower than anticipated and negatively affect our business.

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

     We depend upon the continued services and performance of our executive officers and other key employees, particularly John Donohue, our President and Chief Executive Officer, Ronald Ilsley, our Chief Financial Officer, and Dr. Johan (Hans) Friedericy, our Chief Operating Officer. We do not currently carry "key person" insurance on Messrs. Donohue, Friedericy or Ilsley. Competition for qualified personnel in technology, particularly in the fuel cell industry, is intense and we may not be able to retain or hire necessary personnel as a result of the highly specialized nature of our products. In addition, the amount of our limited working capital may impose compensation restrictions on us that make it difficult to attract and hire necessary employees.

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

     We are heavily reliant on the ability of Corlund Electronics to manufacture the electronic circuit boards for our Robust Hydrogen Sensor . Sensor casing and other hardware are fabricated by various small manufacturers. WR Gore Inc. is our preferred supplier of fuel cell membranes, however we continue to evaluate other sources. Measurement Systems manufactures silicon wafers containing our individual sensor chips. Although delays in the shipment and receipt of our component parts may occur, historically we have experienced only those delays that tend to occur in the normal course of business.

     Growth in the volume of orders for our products may strain the capacity of these component suppliers, and delays or other problems with component suppliers could have a material and adverse effect on our business. Although we test the component parts that we receive from our suppliers, we cannot be assured that our components will be completely free of all defects.

SOME OF THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS.

     Some of the information in this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

     -    discuss  our  expectations  about  our  future  performance;
     - contain projections of our future operating results or of our future financial condition; or
     -    state  other  "forward-looking"  information.

     We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Quarterly Report could have a material and adverse effect on our business, results of operations and financial condition.

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

                                           DCH  TECHNOLOGY,  INC.


Date: May 13, 2002                    By:    /s/ John Donohue
                                          ----------------------------
                                           John Donohue,
                                           President and CEO

                                      By:   /s/ Ronald Ilsley
                                          ----------------------------
                                           Ronald  Ilsley,
                                           Chief  Financial  Officer
                                           (Principal Accounting and
                                           Financial Officer)