Form 10QSB
period 2002-06-30
DCH TECHNOLOGY INC
filed 2002-08-19
CIK 1061786

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended June 30, 2002


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 14, 2002, the issuer had 36,154,206 shares of common stock, $.01 par value per share, outstanding.

                              DCH TECHNOLOGY, INC.

                                    CONTENTS

                                                                        Page No.
                                                                        --------
PART  I  -  FINANCIAL  INFORMATION

   Item  1.     Financial  Statements                                          3

                Consolidated  Balance  Sheets                                  3

                Consolidated  Statements  of  Operations                       5

                Consolidated  Statements  of  Cash  Flows                      6

                Notes  to  Consolidated  Financial  Statements                 7

   Item  2.     Management's  Discussion  and  Analysis  of  Financial
                Condition  and  Results  of  Operations                        8

   Item  3.     Quantitative  and  Qualitative  Disclosures  About
                Market  Risk                                                  16

PART  II  -  OTHER  INFORMATION

   Item  1.     Legal Proceedings                                             16

   Item  2.     Changes in Securities and Use of Proceeds                     16

   Item  3.     Defaults Upon Senior Securities                               16

   Item  4.     Submission of Matters to a Vote of Security Holders           16

   Item  5.     Other Information                                             17

   Item  6.     Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                                    17

PART  I.  FINANCIAL INFORMATION

                              DCH Technology, Inc. and Subsidiaries
                                   CONSOLIDATED BALANCE SHEETS

                                             ASSETS


                                                                        JUNE 30,      DECEMBER 31,
                                                                          2002            2001
                                                                      -------------  --------------
CURRENT ASSETS                                                         (UNAUDITED)
   Cash and cash equivalents                                          $     21,237   $     356,281
   Accounts receivable, net of allowances                                  103,663         230,192
   Inventories, net of reserves                                            316,407         528,442
   Prepaid expenses, net of reserves                                        95,307         444,643
   Other receivable                                                          - 0 -           6,392
                                                                      -------------  --------------

     TOTAL CURRENT ASSETS                                                  536,614       1,565,950

PROPERTY AND EQUIPMENT, net of depreciation and reserves                   303,935         633,040

OTHER ASSETS
   Intangible assets, net of accumulated amortization                      143,304         135,608
   Investments with no readily determinable fair value                         -0-          15,000
   Investment in joint venture, net of reserves                             17,914          32,696
   Other                                                                    48,901         119,156
                                                                      -------------  --------------

     TOTAL OTHER ASSETS                                                    210,119         302,460
                                                                      -------------  --------------

                                                                      $  1,050,668   $   2,501,450
                                                                      =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                                   $    570,736   $     469,292
   Accrued liabilities                                                     132,568         167,116
   Accrued compensation                                                    320,193         212,919
   Current portion of capital lease obligations                              4,774          13,462
   Unearned revenue                                                         75,000          75,000
                                                                      -------------  --------------

     TOTAL CURRENT LIABILITIES                                           1,103,271         937,789

                                                                      -------------  --------------

     TOTAL LIABILTIES                                                    1,103,271         937,789


MINORITY INTEREST IN LLC                                                         -           3,544

STOCKHOLDERS' EQUITY
   Preferred stock, $0.10 par value
     5,000,000 shares authorized,
     no shares issued and outstanding                                            -               -

   Common stock, $0.01 par value,
     50,000,000 shares authorized,
     36,154,206 and 25,560,616 shares
     issued and outstanding                                                361,542         321,487

   Additional paid-in-capital                                           29,295,441      27,514,120
   Investment in limited liability companies                               (64,554)        (64,554)
   Other comprehensive loss                                                 (5,207)         (8,340)
   Accumulated deficit                                                 (29,639,825)    (26,202,596)
                                                                      -------------  --------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (52,603)      1,560,117
                                                                      -------------  --------------

                                                                      $  1,050,668   $   2,501,450
                                                                      =============  ==============

            The Accompanying Notes are an Integral Part of these Financial Statements

                          DCH Technology, Inc. and Subsidiaries
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                    FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                            June  30,                   June  30,
                                    -------------------------  --------------------------
                                       2002          2001          2002          2001
                                   ------------  ------------  ------------  ------------
                                    (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)

Sales                              $   192,441   $   231,525   $   404,451   $   420,276

Cost of goods sold                     434,868       121,224       629,945       224,420
                                   ------------  ------------  ------------  ------------

Gross profit                          (242,427)      110,301      (225,494)      195,856

Operating expenses:
   Selling, general and                959,441     1,770,951     2,126,451     4,069,050
   administrative expenses
   Depreciation and amortization       321,566       105,890       377,093       203,088
   Research and development            409,078       581,884       693,642     1,376,593
                                   ------------  ------------  ------------  ------------

   Total operating expenses          1,690,085     2,458,725     3,197,186     5,648,731
                                   ------------  ------------  ------------  ------------

     Loss from operations           (1,932,512)   (2,348,424)   (3,422,680)   (5,452,875)

Other income (expense), net            (15,469)      (12,730)       (3,057)        3,150
                                   ------------  ------------  ------------  ------------

Net loss before Minority interest   (1,947,981)   (2,361,154)   (3,425,737)   (5,449,725)

Minority interest                            -         5,980             -         5,980
                                   ------------  ------------  ------------  ------------
Net loss                            (1,947,981)   (2,355,174)   (3,425,737)   (5,443,745)

Other comprehensive loss
 Foreign currency translation           (3,530)          471        (3,133)        3,436
                                   ------------  ------------  ------------  ------------

   Comprehensive loss              $(1,951,511)  $(2,354,703)  $(3,428,870)  $(5,447,181)
                                   ============  ============  ============  ============

Net loss per share
   Basic                           $     (0.05)  $     (0.08)  $     (0.10)  $     (0.19)
                                   ============  ============  ============  ============

   Diluted                         $     (0.05)  $     (0.08)  $     (0.10)  $     (0.19)
                                   ============  ============  ============  ============

Weighted average shares
outstanding                         36,126,683    28,889,286    34,891,812    28,238,191

      The Accompanying Notes are an Integral Part of these Financial Statements

                                 DCH TECHNOLOGY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASHFLOW

CASH  FLOWS  FROM  OPERATING  ACTIVIES                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                             2002 (UNAUDITED)   2001 (UNAUDITED)
                                                            -----------------  -----------------
     Net loss                                               $     (3,425,737)  $     (5,443,745)
     Adjustments to reconcile net loss to net cash
     Used in operating activities
          Depreciation and Amortization                              377,092            203,088
          Issuance of stock, warrants and options
          for services                                               263,484          2,852,999
          Loss from investment in partnerships and
          joint venture                                               15,037              4,160
          Loss on disposal of property and equipment                  83,363                524
          Gain on sale of stock                                      (85,000)
          Minority interest                                                              (5,980)

     Change in assets and liabilities
          Accounts receivable                                        133,723              2,665
          Inventory                                                  212,034           (270,784)
          Prepaid expenses                                           251,574             66,452
          Other receivables                                                              14,131
          Accounts payable                                           101,444           (299,902)
          Accrued expenses                                           (34,548)          (182,698)
          Accrued compensation                                       107,275           (157,996)
          Deferred revenue                                                 -            109,194
          Other                                                       (8,909)                 -
                                                            -----------------  -----------------

          NET CASH USED IN OPERATING ACTIVITIES                   (2,009,168)        (3,107,892)

     CASH FLOWS FROM INVESTING ACTIVITES
          Minority interest investment in LLC                                             6,037
          Sale of investment w/nonreadily ascertainable
          value                                                      100,000
          Deposits made for leased equipment                          50,905              1,119
          Purchases of licenses and intellectual property            (25,986)           (16,826)
          Purchase of property and equipment, net                          -           (101,473)
                                                            -----------------  -----------------
     NET CASH USED IN INVESTING ACTIVITES                            124,919           (111,143)

     CASH FLOWS FROM FINANCING ACTIVIES

          Proceeds from sale of common stock and warrants          1,447,140          2,783,117
          Principal payments on capital lease                         (8,688)            (8,088)
          Proceeds from long-term debt                                     -            (27,252)
          Proceeds from exercise of options and warrants             110,753            548,611
                                                            -----------------  -----------------
     NET CASH RECEIVED FROM FINANCING ACTIVITIES                   1,549,205          3,296,388

     NET INCREASE (DECREASE) IN CASH                                (335,044)            77,353

     CASH, BEGINNING OF PERIOD                                       356,281             75,300
                                                            -----------------  -----------------
     CASH, END OF PERIOD                                    $         21,237   $        152,653
                                                            =================  =================

     Supplemental disclosure of cash flow information:
               Cash paid for

                    Interest                                $          2,766   $         31,164
                    Income taxes                                       2,275              1,950

        The Accompanying Notes are an Integral Part of these Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments and accruals) have been included in the interim period. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2)  LOSS  PER  SHARE

     Loss per share of common stock is computed using the weighted average number of common shares outstanding during the period shown. Common stock equivalents were not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

(3)  INVENTORY

                                                 December 31, 2001   June 30, 2002
                                                 ------------------  ---------------
      Raw Materials                              $          296,560  $      524,007
      Work in Process                                       221,630           5,238
      Finished Goods                                         10,252         103,569
                                                 ------------------  ---------------
           Subtotal                              $          528,442  $      632,814
           Less reserve                          $                -  $     (316,407)
                                                 ------------------  ---------------
                                                 $          528,442  $      316,407
                                                 ==================  ===============

(4)  INCOME  TAXES

     The Company records income taxes using an asset and liability method. Under this method, deferred Federal and State income tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax-reporting basis of assets and liabilities. At June 30, 2002 cumulative net operating losses, which have not been deducted for income tax reporting purposes, amount to approximately $28 million. These losses may be carried forward and used to offset future taxable income. Unused loss carry forward amounts will expire for Federal and State purposes starting 2013 and 2002, respectively. The deferred tax assets resulting from this loss carry forward is approximately $9.4 million. The entire amount of this deferred tax asset has been reserved and reduced to $-0- because of the uncertainty regarding the future utilization of the loss carry forward amounts.

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

General
-------

     DCH (Diversified Commercial Hydrogen) Technology, Inc. (DCH) has been engaged since 1995 in the acquisition, development, and commercialization of hydrogen-based technologies.

     We have focused on hydrogen-specific gas sensors through our wholly-owned subsidiary DCH Sensors, Inc. and hydrogen-based proton exchange membrane (PEM) fuel cells through our wholly-owned subsidiary Enable Fuel Cell Corporation. We have also provided hydrogen safety services through our Center for Hydrogen Safety LLC.

     In the quarter ended June 30, 2002, our financial condition remained
challenging.  Since June 30, 2002, it has continued to deteriorate.   Throughout
the period, and as of the date of filing of this Quarterly Report, we have been experiencing a very severe cash shortfall. We have attempted to meet this challenge in several ways. In June 2002, we furloughed substantially all of our employees. We undertook diligent efforts to find a strategic investor or partner, but to date have not reached any agreement or understanding with any such party. We have solicited and are currently negotiating offers to purchase our existing subsidiaries; however, to date no such transaction has been consummated. All of these efforts have been made more challenging by the economic downturn in the sensor and fuel cell markets as well as the United States economy in general. In the event that we cannot secure sufficient working capital in the next few weeks through the sale of one or more subsidiaries, location of a strategic partner or investor, or otherwise, we will be required to pursue certain strategic options including but not limited to ceasing operations.

     Effective August 15, 2002, our common stock was delisted for trading on the American Stock Exchange. It is now traded on the Over-the-Counter Bulletin Board under the symbol "DCHT."

Hydrogen Sensors
-----------------
     During the three-month period ending June 30, 2002, we shipped $184,741 worth of hydrogen sensors. Since mid June, we have operated with a much-reduced staff and a minimal operation designed to satisfy existing customer orders.

Fuel Cells
----------

     During the three-month period ending June 30, 2002, we shipped one 5kW fuel cell on May 14, 2002 to a major east coast utility. In mid-une 2002, we curtailed all operations at our Enable Fuel Cell Corporation.

Center for Hydrogen Safety (CHS)
--------------------------------

     During the three-month period ending June 30, 2002, there were no activities at the Center for Hydrogen Safety.

Results  of  Operations
------------------------------

Three and Six Months Ended June 30, 2002, Compared With Three and Six Months Ended June 30, 2001
--------------------------------------------------------------------------------

     In the three months ended June 30, 2002, we had sales of $192,441 compared to sales of $231,525 for the three months ended June 30, 2001. Our sales for the six months ended June 30, 2002 equaled $404,451 compared to sales of $420,276 for the comparable period in 2002. The lower sales for the three- and six-month periods in 2002 primarily reflected a general slowdown in hydrogen related equipment and DCH's own difficult working capital position.

     The cost of products sold was $434,868 for the three months ended June 30, 2002 as compared to $121,224 for the three months ended June 30, 2001, and $629,945 for the six months ended June 30, 2002 as compared to $224,420 for the six months ended June 30, 2001. Included in cost of goods sold is a writedown of inventory in the amount of $316,407. Due to various economic factor described herein, management determined that the carrying value of inventory as of June 30, 2002 is not likely to be realized in the normal course of business, and therefore, inventory was adjusted to estimated net realizable value during the quarter ended June 30, 2002.

     We incurred $959,441 in selling, general and administrative expenses for the three months ended June 30 2002, compared to $1,770,951 for the three months ended June 30, 2001. Our selling, general and administrative expenses for the six months ended June 30, 2002 equaled $2,126,451 compared to $4,069,050 for the six months ended June 30, 2001. Selling, general and administrative expense for the period ended June 30, 2002 includes a writeoff of prepaid expenses of $255,411. These prepaid amounts pertained to a three-year consulting contract initiated in fiscal 2001, and to prepaid rent. During the quarter ended June 30, 2002, management determined that it was unlikely that this contract, or the prepaid rent, would provide future benefit to DCH, and therefore, the amount was charged to operations. Included in selling, general and administrative expenses for the three and six months ended June 30, 2002 was $17,677 and $218,412, respectively, of expense related to the issuance of fully vested options to purchase 167,456 and 1,053,216 shares of stock, respectively, to employees and consultants in lieu of cash compensation. We issued the fully vested options in order to conserve cash for our operations.

     Depreciation and amortization increased to $321,566 for the three months ended June 30, 2002, compared to $105,890 for the three months ended June 30, 2001, and increased to $377,093 for the six months ended June 30, 2002 compared to $203,088 for the comparable period in 2001. Depreciation and amortization includes a charge of $200,000 made during the quarter ended June 30, 2002. Due to the curtailment of the operations of our fuel cell division, and due to the general economic environment and financial condition of DCH, management has determined that the value of property, plant and equipment has been impaired. Accordingly, a charge to reduce the carrying value of property, plant and equipment to estimated fair value has been made during the period ended June 30, 2002.

     We expended a total of $409,078 on research and development during the three months ended June 30, 2002, compared to expenditures of $581,884 for the three months ended June 30, 2001. Research and development expenses equaled $693,642 for the six months ended June 30, 2002, compared to $1,376,593 for the six months ended June 30, 2001. The decreases in 2002 in research and development expenses reflected a greater focus on the commercialization and production of products, especially for our fuel cell operation.

     Due primarily to these factors, we incurred a loss from operations of $1,932,512 for the three months ended June 30, 2002, compared to an operating loss of $2,348,424 for the three months ended June 30, 2001, and an operating loss of $3,422,680 for the six months ended June 30, 2002, compared to a loss from operations of $5,452,875 for the six months ended June 30, 2001. DCH had 36,126,683 weighted average common shares outstanding for the three months ended June 30, 2002, as compared to 28,889,286 weighted average common shares outstanding for the comparable period in 2001, and 34,891,812 weighted average common shares outstanding for the six months ended June 30, 2002, compared to 28,238,191 weighted average common shares outstanding for the comparable period in 2001. Our net loss per share decreased to $0.05 per share for the three months ended June 30, 2002, as compared to a loss of $0.08 per share for the comparable period in 2001, and decreased to $0.10 per share for the six months ended June 30, 2002, as compared to a net loss per share of $0.19 for the six months ended June 30, 2001.


Liquidity  and  Capital  Resources
----------------------------------

     DCH generated a total of $1,549,205 in net cash from financing activities for the six months ended June 30, 2002, as compared to $3,296,388 during the comparable six months in 2001. Substantially all of the financing activities for the six months ended June 30, 2002 consisted of equity financings, supplemented by proceeds from the exercise of options and warrants.

     We utilized $2,016,485 of net cash for operating activities in the six months ended June 30, 2002, compared to $3,107,892 for the comparable period in 2001. The decrease in net cash used for operating activities was primarily related to cost reductions and curtailment of operating activities. We received $132,237 of net cash in investing activities in the six months ended June 30, 2002, compared to the expenditure of $111,143 of net cash for investing activities in the six months ended June 30, 2001. The majority of the funds received during the first six months of 2002 represent proceeds from sale of our investment in CryoFuel Systems, Inc., a privately held company, and from deposits made for the purchase and lease of equipment.

     At June 30, 2002, we had $21,237 in cash, compared to $356,281 in cash at December 31, 2001. We also had accounts receivable (net of allowances) of $103,663 at June 30, 2002, compared to accounts receivable of $230,192 at December 31, 2001. Investment in inventory totaled $316,407 at June 30, 2002 compared to $528,442 at December 31, 2001. The decrease in inventory is a result of management's decision to reduce inventory values as discussed above.

     At June 30, 2002 DCH had accounts payable of $570,736, compared to accounts payable of $469,292 at December 31, 2001, reflecting our difficult working capital position. Our accrued compensation increased to $320,193 at June 30, 2002 from $212,919 at December 31, 2001, as management elected to defer salaries in consideration of our cash requirements. We had unearned revenue of $75,000 at June 30, 2002. These funds represent deposits and advance payments received from customers for fuel cells currently being manufactured and due to be delivered to customers before the end of 2002.

     In the quarter ended June 30, 2002, our financial condition remained challenging. Since June 30, 2002, it has continued to deteriorate. Throughout the period, and as of the date of filing of this Quarterly Report, we have been experiencing a very severe cash shortfall. We have attempted to meet this challenge in several ways. In June 2002, we furloughed substantially all of our employees. We undertook diligent efforts to find a strategic investor or partner, but to date have not reached any agreement or understanding with any such party. We have solicited and are currently negotiating offers to purchase our existing subsidiaries; however, to date no such transaction has been consummated. All of these efforts have been made more challenging by the economic downturn in the sensor and fuel cell markets as well as the United States economy in general. In the event that we cannot secure sufficient working capital in the next few weeks through the sale of one or more subsidiaries, location of a strategic partner or investor, or otherwise, we will be required to pursue certain strategic options including but not limited to ceasing operations.

Subsequent Events

On July 9 the Board of Directors of DCH approved and directed the company to seek buyers for both the Enable Fuel Cell Corporation and DCH Sensors, Inc. in a competitive process. This action was taken by the Board as a result of our very challenging financial and cash position. Management is in detailed negotiations with a potential buyer for our sensor subsidiary and still seeking offers for Enable. The difficult cash position of DCH and the present economic climate present a very difficult position for us, and our Board of Directors will continually monitor the issues and take action as needed.

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

RISKS RELATED TO DCH'S OPERATIONS

WE ARE IN IMMEDIATE NEED OF ADDITIONAL CAPITAL.

     We are currently experiencing a very severe cash shortfall. We have been seeking a strategic investor or partner, but to date have not reached any agreement or understanding with any such party. We have solicited and are currently negotiating offers to purchase our existing subsidiaries; however, to date no such transaction has been consummated. We obtained the majority of our capital during the first quarter of 2002 from the sale of equity securities, but do not currently have free-trading shares available for public sales under a registration statement. We may from time to time raise funds from private placements of equity or debt securities; however, we currently have not entered into any agreement or other understanding regarding any private placements. Obtaining capital has been, and will continue to be, extremely challenging in a difficult environment, due to the economic downturn in the sensor and fuel cell markets, as well as the United States economy in general. In the event that we cannot secure sufficient working capital in the next few weeks through the sale of one or more subsidiaries, location of a strategic partner or investor, or otherwise, we will be required to pursue certain strategic options including but not limited to ceasing operations.

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES FOR THE NEXT TWO FISCAL YEARS; WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

     Since our inception in November 1994, we have incurred substantial losses. Our comprehensive net loss equaled $1,951,511 for the three months ended June 30, 2002. For the year ended December 31, 2001, we had a comprehensive net loss of $9,935,119. We had an accumulated deficit of $29,639,825 at June 30, 2002.

     We anticipate that in the event we continue operations, of which there can be no assurance, our expenses relating to developing, marketing and supporting our current and future products will increase substantially in the future. Accordingly, for the next two fiscal years, we expect to experience additional losses as these increased expenses exceed our total revenues. These additional losses will increase our accumulated deficit.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Not applicable.

ITEM  5.  OTHER  INFORMATION.

     Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits.

          Exhibit No.               Name of Exhibit
          -----------               ---------------

          99.1 Certification of Chief Executive Officer And Chief Financial Officer

     (b)  Reports on Form 8-K.

          On June 13, 2002, we filed a Current Report on Form 8-K, reporting under Item 5 thereof the furloughing of substantially all of our employees.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DCH  TECHNOLOGY,  INC.


Date: August 19, 2002            By: /s/ John Donohue
                                     --------------------------------------
                                     John  Donohue,
                                     President  and  CEO

                                 By: /s/ Ronald Ilsley
                                     --------------------------------------
                                     Ronald  Ilsley,
                                     Chief  Financial  Officer
                                     (Principal Accounting and
                                     Financial  Officer)